Form 10-Q
period 2016-09-30
ATI Modular Technology Corp.
filed 2016-11-14
CIK 1679426

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
OR
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934
Commission file number: 000-55699

ATI MODULAR TECHNOLOGY CORP
(EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

Nevada
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)

000-55699
(COMMISSION FILE NO.)

81-3131497
(IRS EMPLOYEE IDENTIFICATION NO.)

4700 Homewood Court, Suite 100, Raleigh North Carolina 27609
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

919-436-1888
(ISSUER TELEPHONE NUMBER)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X] No [ ]

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 1, 2016, the issuer had 126,715,690 shares of its common stock issued and outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
ATI Modular Technology Corp. Financial Statements (Unaudited)
Contents

ATI Modular Technology Corp.
Balance Sheets

	September 30	June 30
	2016	2016
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$85,814	$ -
Accounts receivable, net - related parties	300,964	118,750
Advances to officers	5,312	19,241
Total Current Assets	392,090	137,991

Office Equipment Furniture & Fixtures	3,948	4,156
Goodwill	206,992	206,992

Total Assets	$603,030	$349,139

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Accounts payable and accrued expenses	$3,699	$19,699
Deposit from customers	-	30,000
Income tax payable	28,695	-
Total Current Liabilities	32,394	49,699

Total Liabilities	32,394	49,699

Commitments and Contingencies

Stockholders' Equity
Common stock, $0.001 par value, 250,000,000 shares authorized;
116,615,690 and 16,075,716 shares issued and outstanding, respectively	116,616	116,076
Common stock subscribed	1,100	-
Additional paid in capital	545,423	239,945
Stock subscription receivable	(167,000)	-
Accumulated deficit	74,497	(56,581)
Total stockholders' equity (deficit)	570,636	299,440
Total liabilities and stockholders' equity (deficit)	$603,030	$349,139

See Notes to Financial Statements

ATI Modular Technology Corp.
Statement of Operations
(Unaudited)

	For the Three Months Ended
	September 30
	2016	2015

Revenue	$375,000	$ -

Operating Expenses

General and administrative	215,227	450

Net Income (Loss) from Operation	159,773	(450)

Net Income (Loss) from Operation before Taxes	159,773	(450)

Provision for Income Taxes	28,695	-

Net Income (Loss)	$131,078	$(450)

Earnings (Loss) per Common Share-Basic and Diluted	$0.00	$(0.00)

Weighted Average Number of Common Shares Outstanding Basic and diluted	116,460,383	16,575,716

See Notes to Financial Statements

ATI Modular Technology Corp.
Statement of Cash Flows
(Unaudited)

	For the Three Months Ended
	September 30
	2016	2015
Operating Activities
Net income (loss) of the period	$131,078	$(450)
Adjustments to reconcile net loss from operations
Bad debt expense	9,677	-
Depreciation	208	-
Changes in Operating Assets and Liabilities
Accounts receivable	(191,891)	-
Advances to officers	13,929	-
Accounts payable and accrued expenses	(16,000)	-
Deposit from customers	(30,000)	-
Due to related party	-	450
Income tax payable	28,695	-
Net cash used in operating activities	(54,304)	-

Financing Activities
Proceeds from stock issuance	140,118	-
Net cash provided by financing activities	140,118	-

Net increase (decrease) in cash and equivalents	85,814	-

Cash and equivalents at beginning of the period	-	-
Cash and equivalents at end of the period	85,814	$-

Supplemental cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

See Notes to Financial Statements

ATI Modular Technology Corp.
Notes to Financial Statements
(Unaudited)

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

ATI Modular Technology Corp., defined above and herein as the “Company” or the “Issuer,” formerly Global Recycle Energy, Inc., was incorporated under the laws of the State of Nevada on March 7, 2008. The Company is engaged in the development and the exporting of modular energy efficient technology and processes that allow government and private enterprises in China to use US-based methods for creating modular spaces, facilities, and properties. The Company is currently evaluating a physical location for its operations in China along with a manufacturing facility. As with any business plan that is aspirational in nature, there is no assurance we will be able to accomplish all of our objective or that we will be able to meet our financing needs to accomplish our objectives.

The Company entered into the Modular Services Agreement with AmericaTowne, a related party and the majority and controlling shareholder of the Company, to support AmericaTowne’s obligations under the Shexian Agreement in designing, installing and manufacturing American modular technology for use in all government and private buildings throughout Shexian County, and elsewhere in China. The terms and conditions of the Modular Services Agreement with AmericaTowne and the Shexian Agreement are set forth above.

Also, the Company has entered into the Jiangnan Agreement and the Yongan Agreement in order to pursue the development of business opportunities involving modular technology and investments, and business development. While we plan to have robust operations in the United States and international locations to support the AmericaTowne concept and trade center, we expect the bulk of our operations and revenue will come from China.

China's economy and its government impact our revenues and operations. While AmericaTowne has an agreement in place with the government in Shexian, which we believe will lead to the development of a major manufacturing facility in Shexian, and in turn revenue to the Company through the Modular Services Agreement with AmericaTowne, there is no assurance that we will operate the facility successfully. Additionally, the Company will need government approval in China to operate other aspects of our business plan. There is no assurance that we will be successful in obtaining approvals from government entities to operate other aspects of our business plan. Finally, Mr. Perkins, as a control person of each entity – AmericaTowne and the Company, might elect to forego certain obligations of AmericaTowne under the Shexian Agreement or not enter into a more definitive agreement with the Shexian County Bureau, which in turn, could impact the Company’s ability to meet its business plan set forth herein.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP”).

Interim Financial Statements

These interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company's audited financial statements and notes thereto contained in its report on Form 10 for the years ended June 30, 2016 and 2015.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company's financial position at September 30, 2016, and the results of its operations and cash flows for the three months ended September 30, 2016. The results of operations for the period ended September 30, 2016 are not necessarily indicative of the results to be expected for future quarters or the full year.

Accounting Method

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a fiscal year ending on June 30.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, all adjustments necessary in order to make the financial statements not misleading have been included. Actual results could differ from those estimates.

Financial Instruments

The carrying amount reported in the balance sheet for cash, accounts receivable, accounts payable, accrued expenses, interest payable and short-term notes payable approximate fair value because of the immediate or short term maturity of these financial instruments.

Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

Accounts Receivable

Accounts' receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollected amounts through a charge to earnings and a credit to an allowance for bad debts based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the allowance for bad debts and a credit to accounts receivable.

Our bad debt policy is determined by the Company's periodic review of each account receivable for reasonable assurance of collection. Factors considered are the customer's financial condition, past payment history if any, any conversations with the customer about the customer's financial conditions and any other extenuating circumstances. Based upon the above factors the Company makes a determination whether the receivable are reasonable 2016 and 2015, based upon our limited history, our allowance for bad debt is just above bad debt we anticipate will be written off for the year.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. However, management believes the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

Property, Plant, and Equipment

Property, plant and equipment are initially recognized recorded at cost. Gains or losses on disposals are reflected as gain or loss in the period of disposal. The cost of improvements that extend the life of plant and equipment are capitalized. These capitalized costs may include structural improvements, equipment and fixtures. All ordinary repairs and maintenance costs are expensed as incurred.

Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets:

Office Equipment	5 years

For the quarter ended September 30, 2016 depreciation expense is $208.

Income Taxes

Income taxes are provided in accordance with Statement of Financial Accounting Standards ASC 740 Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The Company was established under the laws of the State of Nevada and is subject to U.S. federal income tax and Nevada state income tax, if any. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

Earnings per Share

In February 1997, the FASB issued ASC 260, "Earnings per Share", which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. ASC 260 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of ASC 260 effective (inception).

Basic earnings or net loss per share amounts are computed by dividing the net income or loss by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

Impact of New Accounting Standards

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position, or cash flow.

Pushdown Accounting and Goodwill

Pursuant to applicable rules (FASB ASC 80550S99) the Company used push down accounting to reflect AmericaTowne Inc.’s (“ATI”) purchase of 86% of the shares of the Company's common stock. Joseph Arcaro, the Company’s prior controlling shareholder entered into an agreement to sell an aggregate of 100,000,000 shares of the Company's common stock to AmericaTowne effective upon the closing date of the Share Purchase Agreement dated June 2, 2016. Joseph Arcaro executed the agreement and owned no shares of the Company's common stock. This transaction resulted in AmericaTowne Inc. retaining rights, title and interest to 86% of issued and outstanding shares of common stock in the Company. Joseph Arcaro was not, nor has ever been, a related party to AmericaTowne.

The purchase cost for the agreement was $175,000. The implied fair value of the Company’s net assets is $203,133, which is used as a new accounting basis for its net assets. Since there were no assets on the company's book on June 6, 2016, to make the company’s net assets $203,133, the Company recorded $206,992 in goodwill ($206,992-$3,859=$203,133; $3,859 was a liability of accounts payable). Therefore, in recognizing push down accounting, the Company's net asset increased by the amount reflected by Goodwill.

Revenue Recognition

The Company's revenue recognition policies comply with FASB ASC Topic 605. The Company follows paragraph 60510S991 of the FASB Accounting Standards Codification for revenue recognition. The Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

The Company does not provide unconditional right of return, price protection or any other concessions to its customers.

There were no sales returns and allowances from inception to September 30, 2016.

Valuation of Goodwill

We assess goodwill for potential impairments at the end of each fiscal year, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. In evaluating goodwill for impairment, we first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If we conclude that it is not more likely than not that the fair value of a reporting unit is less than its carrying value, then no further testing of the goodwill assigned to the reporting unit is required. However, if we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then we perform a two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment to be recognized, if any.

In the first step of the review process, we compare the estimated fair value of the reporting unit with its carrying value. If the estimated fair value of the reporting unit exceeds its carrying amount, no further analysis is needed. If the estimated fair value of the reporting unit is less than its carrying amount, we proceed to the second step of the review process to calculate the implied fair value of the reporting unit goodwill in order to determine whether any impairment is required. We calculate the implied fair value of the reporting unit goodwill by allocating the estimated fair value of the reporting unit to all of the assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination. If the carrying value of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, we recognize an impairment loss for that excess amount. In allocating the estimated fair value of the reporting unit to all of the assets and liabilities of the reporting unit, we use industry and market data, as well as knowledge of the industry and our past experiences.

We base our calculation of the estimated fair value of a reporting unit on the income approach. For the income approach, we use internally developed discounted cash flow models that include, among others, the following assumptions: projections of revenues and expenses and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. We base these assumptions on our historical data and experience, third-party appraisals, industry projections, micro and macro general economic condition projections, and our expectations.

We have had no goodwill impairment charges for the three months ended September 30, 2016, the estimated fair value of each of our reporting units exceeded its' respective carrying amount by more than 100 percent based on our models and assumptions.

NOTE 3. GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company is still in development stage and has not created sufficient revenue to cover any operating losses it may incur. Management's plans include the raising of capital through the equity markets to fund future operations, seeking additional acquisitions, and generating of revenue through our business. However, there can be no assurances the Company will be successful in its efforts to secure additional equity financing and obtaining sufficient revenue producing contracts. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 4. ACCOUNT RECEIVABLES – RELATED PARTIES

The nature of the accounts receivable for September 30, 2016 in the amount of $316,891 are for modular construction and technology services and utilization of anticipated modular construction technology by ATI pursuant to the Modular Construction & Technology Services Agreement between ATI and the Company dated June 28, 2016 (hereinafter, the “ATI Services Agreement”) and for the Sales and Support Services Agreement with Yilaime on June 27, 2016 (the “Yilaime Services Agreement”). On September 30, 2016, the Company's allowance for bad debt is $15,927, which provides a net receivable balance of $300,964.

Accounts receivable consist of the following:

	September 30	June 30
	2016	2016
Accounts receivable related parties	316,891	125,000
Less: Allowance for doubtful accounts	(15,927)	(6,250)
Accounts receivable, net	$300,964	$118,750

Bad debt expense was $9,677 for the quarter ended September 30, 2016.

NOTE 5. SHAREHOLDER'S EQUITY

The Company incorporates by reference all prior disclosures for the period identified herein. See Part II, Item 5. The stockholders' equity section of the Company contains the following classes of capital stock as of September 30, 2016:

Common stock, $ 0.0001 par value: 250,000,000 shares authorized; 116,615,690 shares issued and outstanding; Preferred stock, none: 0 shares authorized; but not issued and outstanding.

NOTE 6. STOCK BASED COMPENSATION

The Company entered into an employment lock-up agreement on July 1, 2016 with Alton Perkins to serve as the Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer and Secretary. The term of Mr. Perkins' agreement is five years with the Company retaining an option to extend in one-year periods. In consideration for Mr. Perkins' services, the Company has agreed to issue to his designee, the Alton & Xiang Mei Lin Perkins Family Trust, 10,000,000 shares of common stock. The Company may elect in the future to include money compensation to Mr. Perkins or his designee for his services provided there is sufficient cash flow. The shares have not issued on September 30, 2016 and the Company accrued $500 for related compensation.

NOTE 7. RELATED PARTIES TRANSACTIONS

The Company intends on relying on other businesses controlled by our sole director and officer, and beneficial owner of the majority shares of common stock in the Company – Alton Perkins, in implementing its business plan.

Mr. Perkins is the control person of Yilaime Corporation, AmericaTowne and AXP Holding Corporation. At this time, the purpose of the Company is to service the construction and related technology needs of AmericaTowne under AmericaTowne’s agreements with the Shexian County Investment Promotion Bureau in developing an AmericaTowne community in the Hanwang mountains in Shexian, China. The Company also intends on supporting these services in other AmericaTowne ventures at the invitation of the Xiamen Longyan City Chamber of Commerce, Xiamen/Longyan China and the Xiamen City Growth Planning Agency in developing an AmericaTowne Community and an International School in Longyan County China.

The related export services rendered to the Company in the implementation of its business plan cannot be provided by AmericaTowne or through the AmericaTowne relationship. In order to avoid conflicts of interest, Mr. Perkins is of the opinion that there must be a separate and distinct agreement between, in this case, the Company and AXP Holding Corporation. Furthermore, although other similar IC-DISC entities exist, the Company is able to obtain better terms and conditions from AXP Holding Corporation in light of Mr. Perkins’ control of AXP Holding Corporation.

AmericaTowne’s Board of Directors determined that operating and controlling a separate but related entity focused on the development and the exporting of modular energy efficient technology and processes for government and private enterprises in China would be more prudent from a risk mitigation and operational standpoint than providing these services under the AmericaTowne business plan. Furthermore, the intent of the Company is to expand its services and relationships to other similar endeavors in projects not related to AmericaTowne, thus the need to maintain and operate a separate entity.

Cooperative Agreement (Shexian County Government, China)

The Company’s majority and controlling shareholder – AmericaTowne, is a party under the Cooperative Agreement with the Shexian County Investment Promotion Bureau (the “Shexian Agreement”). Under the Shexian Agreement, AmericaTowne and the Shexian County Bureau have agreed to a partnership in furthering the development of an AmericaTowne community in the Hanwang mountains. Although not definitive at this time, the parties have agreed that, in consideration for AmericaTowne’s investment of approximately $30,000,000 into the development, plus any additional tax paid to the local government, where applicable, the Shexian County Bureau will dedicate local resources, including land (which AmericaTowne would be required to obtain rights through local bid invitation), and participation with AmericaTowne in an agreed upon equity split through a future definitive agreement.

The Company will be providing construction and technology services to AmericaTowne in facilitating AmericaTowne’s obligations under the Shexian Agreement. The Company’s ability to generate revenue under its agreement with AmericaTowne could be impaired in the event AmericaTowne is not able to meet its obligations under the Shexian Agreement. Furthermore, Mr. Perkins, as a control person of each entity, might elect to forego certain obligations of AmericaTowne under the Shexian Agreement or not enter into a more definitive agreement with the Shexian County Bureau, which in turn, could impact the Company’s ability to meet its business plan set forth herein.

Sales and Support Services Agreement (Yilaime Corporation)

On June 27, 2016, we entered into a Sales and Support Services Agreement with Yilaime Corporation, a Nevada corporation (“Yilaime”). Yilaime is controlled by Alton Perkins, who is our sole director and officer. Yilaime, and another related-party – Yilaime Corporation of NC, Inc. (“Yilaime NC”), are the holders of the majority of issued and outstanding shares of common stock in AmericaTowne, Inc. (“ATI”), a Delaware corporation and fully-reporting company with the United States Securities and Exchange Commission (the “SEC”). Mr. Perkins is also the Trustee of the Alton & Xiang Mei Lin Perkins Family Trust (“Perkins Trust”) and the AXP Nevada Asset Protection Trust 1 (“AXP”), which holds 5,100,367 and 120,000 shares, respectively, of the issued and outstanding common stock in ATI. Mr. Perkins is the beneficial owner of 20,674,484 shares of ATI, which equals 90.11% of issued and outstanding shares. Mr. Perkins is the beneficial owner of the majority and controlling interest in the Company through his direct holdings, and beneficial holdings through Yilaime, AXP and the Perkins Trust. ATI, Perkins Trust and Mr. Perkins beneficially own 110,117,593 shares, or 86%, of the Company’s common stock.

Under the Services Agreement, Yilaime will provide the Company with marketing, sales and support services in the Company’s pursuit of ATI Modular business in China in consideration of a commission equal to 10% of the gross amount of monies procured for the Company through Yilaime’s services. In consideration of the right to receive this commission, Yilaime has agreed to pay the Company a quarterly fee of $250,000 starting on July 1, 2016. The Services Agreement is set to expire on June 10, 2020, absent early termination for breach thereof by either party. Yilaime retains an option to extend the term under its sole discretion until June 10, 2025 by providing written notice to the Company by March 10, 2019. Yilaime has agreed to be the Company’s exclusive independent contractor in providing the services in the Services Agreement, and has agreed to a non-compete and non-circumvent agreement.

Yilaime is obligated to provide support services only in a manner that is deemed commercially acceptable by Yilaime and Yilaime has the sole right to determine the means, manner and method by which services will be provided and at the time and location of its choosing. Furthermore, as the control person of Yilaime, Mr. Perkins might make decisions he deems are in the best interests of Yilaime, which might be to the detriment of the goals and objectives of the Company.

Modular Construction & Technology Services Agreement (AmericaTowne)

On June 28, 2016, we entered into a Modular Construction & Technology Services Agreement (the “Modular Services Agreement”) with AmericaTowne Inc. (“ATI”), a Delaware corporation and fully-reporting company with the United States Securities and Exchange Commission (the “SEC”). The impetus behind the Modular Services Agreement was the Company’s Cooperative Agreement with the Shexian County Government, China. Under the Cooperative Agreement, ATI and the Shexian County Bureau have agreed to a partnership in furthering the development of an AmericaTowne community in the Hanwang mountains, Shexian, China. In addition, ATI, at the invitation of the Xiamen Longyan City Chamber of Commerce, Xiamen/Longyan China and the Xiamen City Growth Planning Agency plan to pursue the development of an AmericaTowne Community and an International School in Longyan County China.

Under the Modular Services Agreement, ATI Modular shall provide the research, development, training and modular technology in a manner deemed commercially acceptable by ATI based on its commercially reasonable requirements, plans and specifications, which shall be agreed upon in advance of any substantial and material construction. ATI will pay the Company a quarterly fee of $125,000 per quarter. The initial fee was paid upon signing the Modular Services Agreement. The Services Agreement is set to expire on June 10, 2020, absent early termination for breach thereof by either party. ATI retains an option to extend the term under its sole discretion until June 10, 2025 by providing written notice to the Company by March 10, 2019. Yilaime has agreed to be the Company’s exclusive independent contractor in providing the services in the Services Agreement, and has agreed to a non-compete and non-circumvent agreement.

Interest Charge – Domestic International Sales Agreement (AXP Holding Corporation)

On June 29, 2016, we entered into an IC-DISC Service Provider Agreement with AXP Holding Corporation, a Nevada corporation (“AXP Holding”) and related party to the Company through Mr. Perkins control of AXP Holding. AXP Holding is an Interest Charge - Domestic International Sales Corporation, or “IC-DISC”. AXP IC-DISC tax-exempt status was authorized and approved by the United States Department of the Treasury, Internal Revenue Service. As an IC-DISC, AXP Holding may, under certain conditions, act as a sister corporation to entities and provide services to assist a company in obtaining lower tax rates on export income. In addition to the export tax savings provided by AXP, AXP can provide an additional array of services including promoting the Company’s export activities, purchasing receivables from the Company at a discount through a factoring relationship, and providing the Company with working capital loans.

The term under the IC-DISC Service Provider Agreement is set to expire on December 6, 2019, absent early termination for breach thereof by either party. AXP retains the right to extend the term, exercising its sole discretion, to December 6, 2024 by providing written notice to the Company by November 6, 2019. AXP has agreed to a non-compete and non-circumvent in providing the services under the IC-DISC Service Provider Agreement.

The Company has agreed to pay AXP a commission fee up to the greater of 50% of the Company’s export net income or 4% of the Company’s export gross receipts. The Company will determine the exact amount and the method of payment of the commission fee. The commission fee shall be paid at the option of the Company periodically throughout the year, but no later than December 31 on annual basis. If there is no commission fee due to no export sales, the Company will pay AXP an export service fee of $50,000. The export service fee, if any, is due on or before December 31 on an annual basis.

In addition, for referring businesses from the Company’s “Export Platform” or “Community,” AXP agrees to pay the Company 25% of each “Sales Export Service Fee” charged and received as an “IC-DISC Commission” from each Exporter or Licensee resulting from participating in the Export Platform or Community. This fee is called a “Group Export Consulting Fee” in the IC-DISC Service Provider Agreement, and is due no later than fifteen business days after receipt from the Exporter or Licensee, but no later than December 31 on an annual basis. For illustrative purposes, if AXP receives and or charges an Exporter 50% of its net export sales as a commission, and that value is $100,000, AXP would owe the Company 25%, or $25,000. Furthermore, during the term, the Company shall pay AXP a flat fee of $5,000 per transaction for purchasing receivables from the Company, plus an interest rate for such factoring at the prime rate plus one-percent.

The Company recognizes and confirms the requirements in ACS 850 10506 to disclose all related party transactions between the Company and related party transactions and or relationships.

The Company also leases office space from Yilaime for $2,500/month.

Pursuant to ASC 85010506, the Company makes the following transaction disclosures for the quarter ended or as of September 30, 2016:

For Statement of Operations:

(a)      $375,000 in revenues for ATI and Yilaime Services Agreements with the Company;

(b)       $7,500 for general and administrative expenses for rent expenses the Company paid to Yilaime towards its lease agreement; and

(c)     $159,773 of compensation expense for AXP Holding Corp charges for DISC.

For Balance Sheet:

(a)     $118,717 net account receivables ATI owes to the Company;

(b)    $182,247 net account receivables Yilaime owes to the Company; and

(c)     $5,312 advances to Officers-Alton Perkins.

NOTE 8. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The cumulative tax effect at the expected rate of 34% of significant items comprising the net deferred tax amount is at June 30, 2016 and 2015 as follows:

	September 30, 2016	June 30,2015
Deferred tax assets:
Net operating losses	$-	$1,256
Total deferred tax assets	-	1,256
Less: valuation allowance	-	(1,256)
Deferred tax assets, net	$-	$-

Significant components of income tax expense for the three months ended September 30, 2016 and 2015 are as follows

	For the Three Months Ended
	September 30, 2016	September 30, 2015
Current tax expense	$28,695	$-
Deferred tax expense	-	-
Tax expense (benefit)	$28,695	$-

The Company had $28,695 and $0 of income tax liability as of September 30, 2016 and June 30, 2016, respectively.

NOTE 9. SUBSEQUENT EVENTS

None.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward-Looking Statements

Information included or incorporated by reference in this Quarterly Report on Form 10-Q contains forward-looking statements. All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. Forward-looking statements may contain the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions, and are subject to numerous known and unknown risks and uncertainties. Additionally, statements relating to implementation of business strategy, future financial performance, acquisition strategies, capital raising transactions, performance of contractual obligations, and similar statements may contain forward-looking statements. In evaluating such statements, prospective investors and shareholders should carefully review various risks and uncertainties identified in this Report, including the matters set forth under the captions “Risk Factors” and in the Company’s other SEC filings. These risks and uncertainties could cause the Company’s actual results to differ materially from those indicated in the forward-looking statements. The Company disclaims any obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments.

Although forward-looking statements in this Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risk Factors Related to Our Business” below, as well as those discussed elsewhere in this Form 10-Q. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-Q. We file reports with the Securities and Exchange Commission (“SEC”). You can read and copy any materials we file with the SEC at the SEC’s Public Reference Room, 100 F. Street, NE, Washington, D.C. 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We disclaim any obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report on Form 10-Q. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

General Description of Business

We are an operating company engaged in the development and the exporting of modular energy efficient technology and processes that allow government and private enterprises in China to use US-based methods for creating modular spaces, facilities, and properties. We are in the business of all aspects of modular construction, including but not limited to, (a) the furtherance of modular construction technology, education and development in developed and undeveloped countries, (b) acquisition and/or installation of construction equipment, materials, furnishings, adware, insulation, flooring, roofing, wiring, plumbing, heating and air conditioning, and landscaping, and (c) other businesses directly or tangentially related to these lines of services, including assisting businesses and entrepreneurs in securing naming, licensing or promotional rights, driving internet and media traffic, increasing visibility of product and name recognition, and other services. As with any business plan that is aspirational in nature, there is no assurance we will be able to accomplish all of our objectives or that we will be able to meet our financing needs to accomplish our objectives; however, we believe that we are not a “shell company,” as defined under Rule 12b-2 of the Exchange Act. Our CIK number is 0001697426, and we have selected June 30 as our fiscal year.

We are currently evaluating a physical location for our operations in China along with a manufacturing facility. Our principal executive offices are located at 4700 Homewood Court, Suite 100 in Raleigh, North Carolina. We are registered as a foreign business entity in the State of North Carolina. We lease the office space from Yilaime Corporation, a Nevada corporation doing business in North Carolina, and a related party to the Company, as set forth below.

The Company was incorporated on January 2, 1969 as United Gold & Silver Co. (“UGS”). On February 17, 1971, UGS merged with Lucky Irish Silver, Inc., a Montana corporation, and Deep Creek Mines, Inc., a Washington corporation, in which the surviving entity’s name remained USG. On November 29, 1999, USG merged with Auto America, Inc., (“Auto America”), a Delaware corporation, through the filing of Articles of Merger resulting in the surviving entity changing its name from USG to Auto America. From 2002 to 2007, the State of Washington automatically filed numerous Certificates of Administrative Dissolutions for Auto America for failure to file annual reports. On May 14, 2007, Auto America filed its final Application of Reinstatement resulting in restoring the Company to good standing. Also, on May 14, 2007, Auto America filed Amended Articles of Incorporation changing its name to Charter Equities, Inc. (“Charter Equities”). Charter Equities converted to an Arizona corporation on January 23, 2008. Shortly thereafter, the Company converted to Nevada corporation and changed its name to Global Recycle Energy, Inc. We amended our articles of incorporation on June 27, 2016, changing our name to ATI Modular Technology Corp.

Description of Our Plan of Operation

Our focus at this time is on performing our duties and obligations under a series of pending operational agreements, discussed below, some of which are those related-party agreements set forth in Item 1, Note 7, above, see Related Party Transactions.

Cooperative Agreement (Shexian County Government, China)

The Company incorporates by reference the disclosures regarding this agreement in Item 1, Note 7, above.

Investment and Cooperation Agreement for ATI Modular Green Building Manufacturing Project (Jiangnan)

On September 8, 2016, the Company entered into the Investment and Cooperation Agreement for ATI Modular Green Building Manufacturing Project with the Jiangnan Industry Zone in Anhui Province (the “Jiangnan Agreement”). Under the Jiangnan Agreement, the Company has agreed to manufacture and install modular buildings, and provide research into the development of green building module manufacturing. The Company has agreed to provide appropriate technology and intelligent systems in providing modular building lifecycle services. The location of the planned project is the New Material Industry Park in the Jiangnan Industry Zone in Anhui Province. The parties have projected a cost of $30,000,000.

The Company has agreed to grant the Jiangnan Industry Zone audit, access, supervision, inspection and other rights. The Jiangnan Industry Zone has agreed to coordinate any and all necessary services in securing benefits associated with the Company being a foreign investment enterprise, including but not limited to, providing the site for the manufacturing facility, tax relief, access to financing and a “Project Headquarter” for the Company, which is defined in the Jiangnan Agreement.

The Jiangnan Agreement is not a definitive agreement; rather, it is a memorialization of the parties’ future intent as to the subject matter therein. The Company’s business plans and objectives could be impaired in the event the parties do not reach a definitive agreement.

Investment and Cooperation Agreement for ATI Modular Green Building Manufacturing Project (Yongan)

On September 9, 2016, the Company entered into the Investment and Cooperation Agreement for ATI Modular Green Building Manufacturing Project with the Yongan government in the Fujian province (the “Yongan Agreement”). Under the Yongan Agreement, similar to the Jiangnan Agreement, the Company has agreed to manufacture and install modular buildings, and provide research into the development of green building module manufacturing. The Company has agreed to provide appropriate technology and intelligent systems in providing modular building lifecycle services. The location of the planned project is Yongan city in the Fujian province, China. The parties have projected a cost of $30,000,000.

The Company has agreed to grant the Yongan government audit, access, supervision, inspection and other rights. The Yongan government has agreed to coordinate any and all necessary services in securing benefits associated with the Company being a foreign investment enterprise, including but not limited to, providing the site for the manufacturing facility, tax relief, access to financing and a “Project Headquarter” for the Company, which is defined in the Yongan Agreement. The Yongan Agreement is not a definitive agreement; rather, it is a memorialization of the parties’ future intent as to the subject matter therein. The Company’s business plans and objectives could be impaired in the event the parties do not reach a definitive agreement.

Sales and Support Services Agreement (Yilaime Corporation)

The Company incorporates by reference the disclosures regarding this agreement in Item 1, Note 7, above.

Modular Construction & Technology Services Agreement (AmericaTowne)

The Company incorporates by reference the disclosures regarding this agreement in Item 1, Note 7, above.

Interest Charge – Domestic International Sales Agreement (AXP Holding Corporation)

The Company incorporates by reference the disclosures regarding this agreement in Item 1, Note 7, above.

The Company is in the early stages of its operations, and many of its plans and objectives are aspirational in nature, and thus might never come to fruition. At this time, the Company plans to retain engineering and architectural firms based in the United States who have extensive experience in developing modular structures in the United States, China and other foreign locations based on market demand, which has not been thoroughly researched to date. The Company has been focused on obtaining quotes, negotiating formal engagements and researching all aspects of the modular construction industry. While the infrastructure is still in the developmental stage, the Company is confident that it has the experience, or access to those with experience, in the modular construction field.

The Company plans on engaging in onsite placement and delivery of modular structures. Mr. Perkins has extensive experience in operating business in China. One of the reasons that Mr. Perkins was sought out and invited to participate in developing the modular industry in China is that he was the co-chairman of a construction company in China - Yilaime Foreign Partnership in Henghsui China. His experience with Yilaime Foreign Partnership allows ATI Modular to call on local companies in China as well as modular companies and experts in the United States to help provide on-site services. Yilaime Foreign Partnership is not a related party to the Company, ATI, Yilaime or AXP.

In addition, the Company recently joined the Modular Building Institute in Charlottesville, Virginia. In September of 2016, Mr. Perkins attended the Institute’s annual exposition in order to line up available suppliers, and experts in the modular construction field.

We intend on offering support services in all phases of modular construction. Our approach will be to focus on exporting United States based technology, services and equipment, and general “know-how.” Exporters in our related company, AmericaTowne, are experienced in the modular field and we plan on allowing those experienced exporters to participate in various levels of our program.

The Company currently does not have a principal supplier of raw materials. The Company has identified potential sources of raw materials in the United States through its membership in the Modular Building Institute. One of our primary challenges will be pricing the source of raw materials and delivery to China. We are also looking to potential raw material sources in China.

To operate within China, the Company requires approval of government officials in China. In both cases where the Company has signed Cooperative Agreements (and in the case of the Shexian Agreement), and at the invitation of the local government, we have the approval to register and conduct business.

Employees

The Company currently has eight full-time employees.

Emerging Growth Company

We are an emerging growth company under the JOBS Act. We shall continue to be deemed an emerging growth company until the earliest of:

(a) the last day of the fiscal year of the issuer during which it had total annual gross revenues of $1,000,000,000 (as such amount is indexed for inflation every 5 years by the Commission to reflect the change in the Consumer Price Index for All Urban Consumers published by the Bureau of Labor Statistics, setting the threshold to the nearest 1,000,000) or more;

(b) the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the issuer pursuant to an effective IPO registration statement;

(c) the date on which such issuer has, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or

(d) the date on which such issuer is deemed to be a ‘large accelerated filer’, as defined in section 240.12b-2 of title 17, Code of Federal Regulations, or any successor thereto.

As an emerging growth company we are exempt from Section 404(b) of Sarbanes Oxley. Section 404(a) requires Issuers to publish information in their annual reports concerning the scope and adequacy of the internal control structure and procedures for financial reporting. This statement shall also assess the effectiveness of such internal controls and procedures. Section 404(b) requires that the registered accounting firm shall, in the same report, attest to and report on the assessment on the effectiveness of the internal control structure and procedures for financial reporting.

As an emerging growth company we are also exempt from Section 14A (a) and (b) of the Securities Exchange Act of 1934 which require the shareholder approval of executive compensation and golden parachutes. We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the Jobs Act, that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

Going Concern

Our auditor has expressed substantial doubt about your ability to continue as a going concern. Our net loss after provision for income tax is $3,693, and we do not have sufficient revenue to cover any further losses that may occur.

Results of Operations for the Three Months Ended September 30, 2016

The Company's revenue recognition policies comply with FASB ASC Topic 605. The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists,(ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. In fiscal year 2016, the Company achieved $125,000 in revenue under the Modular Services Agreement with ATI.

We can make no assurances that we will find commercial success in any of our products. We also rely upon the Sales and Support Services Service Agreement with Yilaime for revenues. We are implementing a new business plan and have very limited experience in sales expectations and forecasting in this area. We also have not fully discovered any seasonality to our business as we end operations for the fourth quarter of 2016. Entering the first Quarter of the next fiscal year, we intend on relying on both Yilaime and AmericaTowne, Inc. for operational support. If we cannot achieve independent commercial success, we may need to continue to rely on Yilaime and AmericaTowne for support. If either company at any time decides to alter or change materially our arrangement, we could experience a material adverse effect on the Company. Additionally, the results of operations are based upon a limited view since the controlling interest was acquired and a new business plan implemented.

Our operating results for the three months ended September 30, 2016 are summarized as follows:

Three months ended September 30, 2016
Revenues	$375,000

Operating Expenses	$215,227

Net Income	$131,078

Revenues

During the first quarter of 2016, the Company had sales of $375,000. In 2016, the Company's sales consisted of $125,000 under the Modular Services Agreement with AmericaTowne, and $250,000 under the Sales and Support Services Agreement with Yilaime for service fees. We can make no assurances that we will find commercial success in any of our revenue producing contracts. We are a new company and thus have very limited experience in sales expectations and forecasting. We also have not fully discovered any seasonality to our business as we began operations in the second quarter of 2016.

Operating Expenses

Our expenses for the three months ended September 30, 2016 are outlined in the table below:

Three months ended September 30, 2016
General and administrative	$204,571
Professional fees	$10,656
Total operating expenses	$215,227

Our operating expenses are largely attributable to office, rent and professional fees related to our reporting requirements as a public company and implementation of our business plan.

Net Income

As a result of our operations, the Company reported net income after tax obligations of $131,078 for the first Quarter of 2016.

Liquidity and Capital Resources

Working Capital

September 30, 2016
Current Assets	$392,090
Current Liabilities	$32,394
Working Capital	$359,696

Cash Flow

Three months ended September 30, 2016
Net cash used in operating activities	$54,304
Net cash provided by financing activities	$140,118
Increase (Decrease) in cash	$85,814

Cash Used by Operating Activities

Increase in accounts receivable was the main contributing factor for our cash used in operating activities for the three months ended September 30, 2016.

Cash Provided by Financing Activities

We received $140,118 from issuance of stock for the three months ended September 30, 2016.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

None.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 13a-15 of the Securities Exchange Act of 1934, our principal executive officer and principal financial officer evaluated our company's disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this report, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and to ensure that such information is accumulated and communicated to our company's management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. The conclusion that our disclosure controls and procedures were not effective was due to the presence of the following material weaknesses in internal control over financial reporting which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

As described in Basis of Presentation in this First Quarter Report for fiscal year 2016, the Company recently determined that a material weakness existed in the Firm's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) as of September 30, 2016. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

As a result of that determination, the Company's Chief Executive Officer and Chief Financial Officer have since concluded that the Firm's disclosure controls and procedures were not effective as of September 30, 2016.

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending June, 2017, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are not presently any material pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Certificate of Incorporation		10-12G/A		3.1	11.2.16
3.2	By-Laws		10-12G/A		3.2	11.2.16
4.1	Specimen Stock Certificate		10-12G/A		4.1	11.2.16
4.2	Stock Purchase Agreement (Arcaro)		10-12G/A		4.2	11.2.16
10.1	Cooperative Agreement between AmericaTowne and Shexian County Investment Promotion Bureau		10-12G/A		10.1	11.2.16
10.2	Sales and Support Services Agreement (Yilaime)		10-12G/A		10.2	11.2.16
10.3	Modular Construction & Technology Services Agreement (ATI)		10-12G/A		10.3	11.2.16
10.4	IC-DISC Service Provider Agreement (AXP Holding)		10-12G/A		10.4	11.2.16
10.5	Investment and Cooperation Agreement for ATI Modular Green Building Manufacturing Project, Yongan Agreement		10-12G/A		10.5	11.2.16
10.6	Investment and Cooperation Agreement for ATI Modular Green Building Manufacturing Project, Chizou Jiangnan Agreement		10-12G/A		10.6	11.2.16
10.7	Employment Agreement (Perkins)		10-12G/A		10.7	11.2.16
31.1 and 31.2	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1 and 32.2	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

/s/Alton Perkins
ATI MODULAR TECHNOLOGY CORP.
By: Alton Perkins
Its: Chairman of the Board, Chief
Executive Officer, Chief Financial Officer

Date: November 14, 2016

-30-