Form 10-K
period 2016-12-31
ATI Modular Technology Corp.
filed 2017-03-31
CIK 1679426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________ to __________

ATI MODULAR TECHNOLOGY CORP.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

Nevada
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)

000-55699
(COMMISSION FILE NO.)

81-3131497
(IRS EMPLOYEE IDENTIFICATION NO.)

4700 Homewood Court, Suite 100, Raleigh North Carolina 27609
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

(888) 406-2713
(ISSUER TELEPHONE NUMBER)

Securities registered under Section 12(b) of the Exchange Act:
None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value per share
(Title of Class)

[Table of Contents]

Check whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [   ]    No [ X]

Check whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [   ] No [X]

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ X ] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ]   No [  ]

The aggregate market value of the common stock held by non-affiliates of the issuer was $0.0001 on December 31, 2016.

As of March 30, 2017, there were 126,740,708 shares of common stock, par value $.0001, outstanding.

[Table of Contents]

[Table of Contents]

PART I

Special Note Regarding Forward-Looking Statements

Information included or incorporated by reference in this Annual Report on Form 10-K contains forward-looking statements. All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. Forward-looking statements may contain the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions, and are subject to numerous known and unknown risks and uncertainties. Additionally, statements relating to implementation of business strategy, future financial performance, acquisition strategies, capital raising transactions, performance of contractual obligations, and similar statements may contain forward-looking statements.  In evaluating such statements, prospective investors and shareholders should carefully review various risks and uncertainties identified in this Report, including the matters set forth under the captions “Risk Factors” and in the Company’s other SEC filings. These risks and uncertainties could cause the Company’s actual results to differ materially from those indicated in the forward-looking statements. The Company disclaims any obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments.

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risk Factors Related to Our Business” below, as well as those discussed elsewhere in this Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the Securities and Exchange Commission (“SEC”). You can read and copy any materials we file with the SEC at the SEC’s Public Reference Room, 100 F. Street, NE, Washington, D.C. 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We disclaim any obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

[Table of Contents]

Item 1.   Business

General Corporate History

ATI Modular Technology Corp. (“ATI Modular,” “we,” “us,” or the “Company”) are an operating company engaged in the development and the exporting of modular energy efficient technology and processes that allow government and private enterprises in China to use US-based methods for creating modular spaces, facilities, and properties. We are in the business of all aspects of modular construction, including but not limited to, (a) the furtherance of modular construction technology, education and development in developed and undeveloped countries, (b) acquisition and/or installation of construction equipment, materials, furnishings, adware, insulation, flooring, roofing, wiring, plumbing, heating and air conditioning, and landscaping, and (c) other businesses directly or tangentially related to these lines of services, including assisting businesses and entrepreneurs in securing naming, licensing or promotional rights, driving internet and media traffic, increasing visibility of product and name recognition, and other services. As with any business plan that is aspirational in nature, there is no assurance we will be able to accomplish all of our objectives or that we will be able to meet our financing needs to accomplish our objectives. We believe that we are a “shell company,” as defined under Rule 12b-2 of the Exchange Act. Our CIK number is 0001697426, and we have selected December 31 as our fiscal year.

In China, the modular construction industry is new and in its very early stages. Though we expect other competitors to come forth, at this time, there are only three other competitors, and those competitors are based in China. None of the competitors are from the United States. We believe that it is recognized that United States modular technology is more advanced than our Chinese counterparts, and the technology is recognized as the gold standard. The construction industry in China, as a whole, has a mandate to immediately start developing modular technology with cities and provinces developing modular construction plans and targets to construct modular in both the public as well as private sectors. Most communities have milestones and are creating official policies on modular construction with the actual percentage of production mandated by particular target dates.

We have been sought out by three separate governments in China to assist their communities in developing their modular industry based upon United States’ technology. We have experience in the construction sector in China and the United States, and thus we believe we have the leverage in assembling experts in the modular industry to assist in delivery of goods, services, equipment, technology, and know-how all under the moniker of “Made in the USA.”

We are currently evaluating a physical location for our operations in China along with a manufacturing facility. Our principal executive offices are located at 4700 Homewood Court, Suite 100 in Raleigh, North Carolina. We are registered as a foreign business entity in the State of North Carolina. We lease the office space from Yilaime Corporation, a Nevada corporation doing business in North Carolina, and a related party to the Company.

[Table of Contents]

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

Mr. Alton Perkins (“Mr. Perkins”) is the control person of Yilaime Corporation, AmericaTowne and AXP Holding Corporation. At this time, the purpose of the Company is to service the construction and related technology needs of the Company, and AmericaTowne under AmericaTowne’s agreements with the Shexian County Investment Promotion Bureau in developing an AmericaTowne community in the Hanwang mountains in Shexian, China. The Company also intends on supporting these services in other AmericaTowne ventures at the invitation of the Xiamen Longyan City Chamber of Commerce, Xiamen/Longyan China and the Xiamen City Growth Planning Agency in developing an AmericaTowne Community and an International School in Longyan County China.

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

[Table of Contents]

Business Developments in Fiscal Year 2016

On June 21, 2016, AmericaTowne, the controlling shareholder of the Company by virtue of its majority ownership of common stock in the Company, entered into a Cooperative Agreement with the Shexian County Investment Promotion Bureau (the “Shexian County Bureau”) out of Shexian, China (hereinafter, the “AT/Shexian Cooperative Agreement”). The AT/Shexian Cooperative Agreement relates to the construction of an AmericaTowne location in advancing tourism in the Hanwang mountains.

Under the terms of the AT/Shexian Cooperative Agreement, AmericaTowne and the Shexian County Bureau have agreed to a strategic partnership wherein the Shexian County Bureau intends to invest local resources to AmericaTowne for construction of an AmericaTowne community. In consideration, AmericaTowne intends on investing funds towards the development of the AmericaTowne community. AmericaTowne will be obligated to bear any and all applicable taxes and the projected investment by AmericaTowne into the development of the AmericaTowne community is estimated to be $30,000,000. It is anticipated that the definitive agreement will set forth a detailed projection and proforma associated with the use of funds. There is no guarantee that AmericaTowne will be able to raise this capital in the event a definitive agreement is executed. Furthermore, AmericaTowne’s ability to raise the necessary capital and to perform obligations under any definitive agreement might be materially affected in the event the Company is not able to perform any of its obligations under any future definitive agreement with the Shexian County Bureau.

The Company is controlled by AmericaTowne by virtue of the AmericaTowne’s majority ownership of common stock. On June 21, 2016, the Company agreed to participate with the Shexian County Bureau in building local modular construction, researching technology and intelligent systems related thereto, and servicing the full lifecycle of modular construction in the locale through the execution of the Cooperative Agreement (the “ATI Modular/Shexian Cooperative Agreement”).

Pursuant to future negotiations and more definitive agreements, ATI Modular has agreed to purchase the requisite equipment and technology in performing under the ATI Modular/Shexian Cooperative Agreement. In consideration for the services provided by ATI Modular, the Shexian County Bureau has agreed to be responsible for providing factories and land, and other resources and manpower in developing the modular construction. The Company has also agreed to exercise its best efforts in raising approximately $30,000,000 in furthering the parties’ collective interests under the ATI Modular/Shexian Cooperative Agreement. These funds would be allocated towards different operating costs than the funds necessary for AmericaTowne to perform under the AT/Shexian Cooperative Agreement. It is anticipated that the definitive agreement will set forth a detailed projection and proforma associated with the use of funds. The Company and the Shexian County Bureau have agreed to continue to cooperate in good faith in executing and further agreements needed in furthering their respective objectives. However, notwithstanding this intent, the Company’s ability to perform might be materially affected in the event AmericaTowne is not able to meet its obligations in furthering any future definitive agreement with the Shexian County Bureau.

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

[Table of Contents]

On December 28, 2016, the Company entered into the American ATI Modular Technology Company Project Investment Agreement (the “Investment Agreement”), definitive agreement and supersedes the Jiangnan Cooperation Agreement of September 8, 2016. Under the Investment Agreement, the Administrative Committee of Jiangnan Industrial Concentration Zone of Anhui Province (hereinafter, “Jiangnan”) and the Company have agreed to the construction of the Company’s green, modular building and related technology under the project name “Modular Plant Production Base.”

The capitalization under the Investment Agreement is, in part, the Company’s responsibility. However, the Company and Jiangnan have agreed to certain provisions to mitigate against financing risks, including, but not limited to: (a) access upon request by the Company to local bank loans in the Anhui Province and United States Exim Bank, (b) equity fund insertion up to $3,000,000 USD, and (c) contribution by Jiangnan up to $2,900,000 upon meeting conditions in the Investment Agreement.

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

The Company has agreed to grant the Yongan government audit, access, supervision, inspection and other rights. The Yongan government has agreed to coordinate any and all necessary services in securing benefits associated with the Company being a foreign investment enterprise, including but not limited to, providing the site for the manufacturing facility, tax relief, access to financing and a “Project Headquarter” for the Company, which is defined in the Yongan Agreement. The Yongan Agreement is not a definitive agreement; rather, it is a memorialization of the parties’ future intent as to the subject matter therein. The Company’s business plans and objectives could be impaired in the event the parties do not reach a definitive agreement. . The Company is responsible for financing and providing any necessary facilities inside any factory plant. There is no guarantee that the Company can secure such financing or develop the necessary facilities.

On June 27, 2016, we entered into a Sales and Support Services Agreement with Yilaime Corporation, a Nevada corporation (“Yilaime”). Yilaime is controlled by Mr. Perkins, who is our sole director and officer. Yilaime, and another related-party – Yilaime Corporation of NC, Inc. (“Yilaime NC”), are the holders of the majority of issued and outstanding shares of common stock in AmericaTowne, Inc. (“ATI”), a Delaware corporation and fully-reporting company with the United States Securities and Exchange Commission (the “SEC”). Under the Services Agreement, Yilaime will provide the Company with marketing, sales and support services in the Company’s pursuit of ATI Modular business in China in consideration of a commission equal to 10% of the gross amount of monies procured for the Company through Yilaime’s services. In consideration of the right to receive this commission, Yilaime has agreed to pay the Company a quarterly fee of $250,000 starting on July 1, 2016. The Services Agreement is set to expire on June 10, 2020, absent early termination for breach thereof by either party. Yilaime retains an option to extend the term under its sole discretion until June 10, 2025 by providing written notice to the Company by March 10, 2019. Yilaime has agreed to be the Company’s exclusive independent contractor in providing the services in the Services Agreement, and has agreed to a non-compete and non-circumvent agreement. Yilaime is obligated to provide support services only in a manner that is deemed commercially acceptable by Yilaime and Yilaime has the sole right to determine the means, manner and method by which services will be provided and at the time and location of its choosing. Furthermore, as the control person of Yilaime, Mr. Perkins might make decisions he deems are in the best interests of Yilaime, which might be to the detriment of the goals and objectives of the Company.

[Table of Contents]

On June 28, 2016, we entered into a Modular Construction & Technology Services Agreement (the “Modular Services Agreement”) with AmericaTowne Inc. (“ATI”), a Delaware corporation and fully-reporting company with the SEC. The impetus behind the Modular Services Agreement was the Company’s Cooperative Agreement with the Shexian County Government, China. Under the Cooperative Agreement, ATI and the Shexian County Bureau have agreed to a partnership in furthering the development of an AmericaTowne community in the Hanwang mountains, Shexian, China. In addition, ATI, at the invitation of the Xiamen Longyan City Chamber of Commerce, Xiamen/Longyan China and the Xiamen City Growth Planning Agency plan to pursue the development of an AmericaTowne Community and an International School in Longyan County China.

Under the Modular Services Agreement, ATI Modular shall provide the research, development, training and modular technology in a manner deemed commercially acceptable by ATI based on its commercially reasonable requirements, plans and specifications, which shall be agreed upon in advance of any substantial and material construction. ATI will pay the Company a quarterly fee of $125,000 per quarter. The initial fee under the Modular Services Agreement with AmericaTowne was recorded as a related-party receivable upon its execution. The Services Agreement is set to expire on June 10, 2020, absent early termination for breach thereof by either party. ATI retains an option to extend the term under its sole discretion until June 10, 2025 by providing written notice to the Company by March 10, 2019. Yilaime has agreed to be the Company’s exclusive independent contractor in providing the services in the Services Agreement, and has agreed to a non-compete and non-circumvent agreement.

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

[Table of Contents]

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

To operate within China, the Company requires approval of government officials in China. In both cases where the Company has signed Cooperative or Definitive Agreements (and in the case of the Shexian Agreement), and at the invitation of the local government, we have the approval to register and conduct business.

[Table of Contents]

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

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 1B. Unresolved Staff Comments.

Not applicable.

[Table of Contents]

Item 2. Description of Property.

The Company maintains an office at 4700 Homewood Court, Suite 100 in Raleigh, North Carolina, 27609 as its headquarters. It is currently in the process of scouting and researching locations for a facility in China. The North Carolina office is leased from Yilaime Corporation, a Nevada corporation doing business in North Carolina, and a related party to the Company. The North Carolina office consists of a 1000 square foot office space. It presently houses all eight employees of the Company and is being leased for $2,500 per month from Yilaime. The China location, once established, will serve as a manufacturing location.

We do not own any properties. We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3.   Legal Proceedings.

There are not presently any material pending legal proceedings to which the Registrant is a party or as to which any of its property is subject, and no such proceedings are known to the Registrant to be threatened or contemplated against it.

Item 4.   Mine Safety Disclosures.

Not applicable.

[Table of Contents]

PART II

Item 5.   Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

The Company has 500,000,000 shares of authorized common stock (CUSIP# 00215H 103), of which, as of the end of its fiscal year had 127,733,337 issued and outstanding. Of the amount of issued and outstanding, ATI owned a total of 100,000,000 shares.

Between June 13, 2016 and September 13, 2016, Mr. Perkins purchased on the open market, as trustee of the Alton & Xiang Mei Lin Perkins Family Trust (the “Perkins Trust”), with a tax identification number of 46-7513804, and individually, 15,964 shares and 101,629 shares, respectively, of the Company’s common stock at the average per share price of $1.91 and $.89, respectively. Perkins and Perkins Trust used personal funds for the purchase. The total number of shares issued and outstanding as of the date of this annual report equals 127,737,470. ATI, Perkins Trust and Perkins beneficially own 110,117,593 shares, or 87%, of the Company’s common stock.

There is no established public trading market for the Company’s common shares. Prior to June 27, 2016, the Company was incorporated as Global Recycle Energy, Inc. (“GREI”). On June 27, 2016, the Company amended its Articles of Incorporation with the State of Nevada to change the name of the Company to ATI Modular Technology Corporation. This name change has been updated on the company profile on OTC Markets Group, Inc. (“OTC”) operated by the Financial Industry Regulatory Authority (‘FINRA’). However, until such time the Notice of Corporate Action is approved by FINRA changing the name of the Company and updating the symbol, the OTC will continue to reflect ‘Global Recycle Energy, Inc.’ as the name of the Company and the symbol will remain as ‘GREI.’ The Company is subject to Alternative Reporting Standards. The range of high and low bid information for the Company’s common shares for each full quarterly period within the two most recent fiscal years, and any subsequent interim period for which financial statements are included, or as required under Article 3 of Regulation S-X, is as follows:

	1/1/15-3/31/15	4/1/15-6/30/15	7/1/15-9/30/15	10/1/15-12/31/15	1/1/16-3/31/16	4/1/16-6/30/16	7/1/16-9/30/16	10/1/16-12/31/16
High	0.14	0.1	0.3	0.14	0.44	0.4	9.74	8.95
Low	0.1	0.1	0.01	0.09	0.1	0.15	0.4	7.5

As of December 31, 2016, there are approximately 174 record holders of our common stock with an aggregate of 126,733,337 shares issued and outstanding. The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company’s business. We have no securities authorized for issuance under any Equity Compensation Plans.

OTC has discontinued the display of the Company’s quotes. The Company is currently listed by FINRA as a Caveat Emptor security and public interest concern with the OTC. The potential reasons for this categorization are set forth at http://www.otcmarkets.com/stock/GREI/quote, even though no specific reason has been stated by OTC.

[Table of Contents]

Preferred Stock

We do not have a class of preferred stock.

Dividends

We have not paid any dividends on our common stock to date and do not intend to pay dividends prior to the completion of a business combination. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have any equity compensation plans or any individual compensation arrangements with respect to its common stock or preferred stock. The issuance of any of our common or preferred stock is within the discretion of our Board of Directors, which has the power to issue any or all of our authorized but unissued shares without stockholder approval.

Recent Sales of Unregistered Securities

Within the past three years, the Company issued a total of 100,500,000 shares of unregistered securities. In 2016, the Company had issued 100,000,000 shares to Joseph Arcaro (“Arcaro”) for services rendered in the amount of $100,000. ATI subsequently purchased these shares on June 2, 2016 in a private transaction without solicitation or through the use of a broker or intermediary. As a condition of closing the Stock Purchase Agreement with Arcaro, Arcaro facilitated the cancellation of 500,000 shares of the Company’s common stock previously issued in 2016 for rights under an oil lease. The Company has no further rights, title or interest in the oil lease. In both issuances, the Company relied on Section 4(2) of the Securities Act of 1933, as amended. We believe that Section 4(2) was available because neither of the issuances involved underwriters, underwriting discounts or commissions; restrictive legends had been placed on the certificates; no sales were made by general solicitation; and the issuances were made to an accredited investor in consideration of a release of a debt obligation.

Issuer Purchases of Equity Securities

None.

Item 6.  Selected Financial Data

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

[Table of Contents]

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operation.

You should read the following discussion of our financial condition and results of operations together with the audited financial statements and the notes to the audited financial statements included in this Annual Report on Form 10-K. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those anticipated in these forward-looking statements.

We qualify as an "emerging growth company" under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

  have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;
  comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);
  submit certain executive compensation matters to shareholder advisory votes, such as "say-on-pay" and "say-on-frequency;" and disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO's compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

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

[Table of Contents]

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

Fiscal Year

Our fiscal year ends on December 31.

 Results of Operations

We plan to raise capital following our recent change in status to an operating entity through the offering of shares of common stock or preferred stock to investors. We anticipate we will need to pursue capital to fund our operations over the next twelve months. We believe we will be able to raise the necessary capital to carry out our business plan, but there is no assurance that we will be able to do so.

Overview

In fiscal year 2016, the Company achieved $875,000 in revenue. We can make no assurances that we will find commercial success in any of our products. We also rely upon the Service Agreements with AmericaTowne, and Yilaime for revenues. We are a new company and thus have very limited experience in sales expectations and forecasting. We also have not fully discovered any seasonality to our business as we began operations for the first quarter of 2017. We intend on relying on AmericaTowne and Yilaime for operational support. If we cannot achieve independent commercial success, we may need to continue to rely on AmericaTowne and Yilaime for support. If AmericaTowne or Yilaime at any time decides to alter or change materially our arrangement, we could experience a material adverse effect on the Company.

Results of Operations through December 31, 2016

Our operating results are summarized as follows:

	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015

Revenues	$875,000	$0
Cost of Revenues	$175,613	$0
Gross Profit	$699,387	$0
Operating Expenses	$588,448	$4,650
Other Income	-
Provision for income taxes	$26,516	$0
Net Income	$84,423	($4,650)

[Table of Contents]

Revenues

Pursuant to the Company's Service Agreements, AmericaTowne paid the Company $375,000 and Yilaime paid the Company $500,000 in fiscal year 2016. In 2016, the Company had paid an Operations Fee of $175,613. The Operations Fee stems from the agreement between Yilaime and the Company whereby Yilaime acts as the Company’s exclusive representative. In 2015, the Company paid $0 Operations Fee. The Operations Fee is noted in the costs of revenues.

We can make no assurances that we will find commercial success in any of our revenue producing contracts. We are a new company and thus have very limited experience in sales expectations and forecasting. We also have not fully discovered any seasonality to our business as we began operations in the first quarter of 2017.

Operating Expenses

Our expenses for the period through December 31, 2016 are outlined in the table below:

	December 31, 2016	December 31, 2015
General and administrative	$524,265	$0
Professional fees	$64,223	$3,859
Total operating expenses	$588,488	$3,859

Our operating expenses are largely attributable to office, rent and professional fees related to our reporting requirements as a public company and implementation of our business plan. In 2016 our Operating expenses were $588,488 and 2015 $3,859.

Net Income

As a result of our operations, for 2016, the Company reported net income after provision for income tax of $84,423 Compared to 2015, our net income was ($3,859). The increase is due to starting our business plan.

Liquidity and Capital Resources

Working Capital

	December 31, 2016	December 31, 2015
Current Assets	$601,855	$
Current Liabilities	$209,699	$3,859
Working Capital	$392,156	$0

We have working capital of $392,156 on December 31, 2016. Compared to December 31, 2015, working capital of $0. The increase is due to effectively implementing our initial business plans.

Cash Flow

	December 31, 2016	December 31, 2015
Net cash provided by (used in) operating activities	($48,243)	$0
Cash used in investing activities	($2,540)	$0
Cash provided by financing activities	$145,049	$0
Increase (Decrease) in cash	$94,266	$0

[Table of Contents]

Cash Provided by Operating Activities

Compared to 2015, increase in cash used in operating activities in 2016 is mainly due to increase in accounts receivable.

Cash Used in Investing Activities

We spent $2,540 on fixed assets for 2016 compared to $0 in 2015.

Cash Provided by Financing Activities

Compared to 2015, our cash used in financing activities increased $145,049. The increase is due to proceeds from issuance of common stock in 2016.

As of December 31, 2016, the Company had enough cash including receivables to operate its business at the current level for the next twelve months, but insufficient cash to achieve our business goals and initiatives set forth above. To address the cash situation, the Company continues to manage its cash accounts and receivables closely.

To date, we have been able to meet all our account payable obligations within a five to ten-day window. If required, we can extend this window to improve our cash flow position. Additionally, we have a plan to increase sales. There is no assurance that we will be able to maintain this level of operations.

The success of our business plan beyond the next twelve months is contingent upon us growing our business, keeping costs down, increasing revenue and obtaining additional equity and/or debt financing. We intend to fund operations through our pro-active efforts to monitor receivables, and debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do have a commitment from Chizhou government to provide cash infusions and or loan guarantees as we complete our operations in China. Other than Chizhou, we do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There is no assurance that such additional financing will be available to us on acceptable terms, or at all or that our receivable plan will be effective in the future.

Plan of Operation and Cash Requirements

The Company anticipates that its expenses over the next twelve months will be approximately $5,000,000 as described in the table below. These estimates may change significantly depending on the nature of our business activities and our ability to raise capital from our shareholders or other sources.

Description	Potential Completion Date	Estimated Expenses $
Initial Plant and Operations Set-up	12 months	250,000
Salaries	12 months	300,000
Utility expenses	12 months	50,000
Investor relations costs	12 months	50,000
Marketing expenses	12 months	100,000
Professional fees	12 months	150,000
Other administrative expenses	12 months	100,000
Equipment Purchases	12 months	4,000,000
Total		5,000,000

[Table of Contents]

Our other administrative expenses for the year will consist primarily of transfer agent fees, bank and interest charges and general office expenses. The professional fees are related to our regulatory filings throughout the year and include legal, accounting and auditing fees. The equipment purchases and plant set-up are related to the materially definitive agreement with Jiangnan.

Based on our planned expenditures, we will require approximately $5,000,000 to proceed with our business plan over the next twelve months. If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

We intend to raise the balance of our cash requirements for the next twelve months pursuant to our agreement with Jiangnan by accessing upon request bank loans, bank guarantees and equity funding. Additionally, we may have private placements, shareholder loans or possibly a registered public offering (either self-underwritten or through a broker-dealer). If we are unsuccessful in raising enough money through such efforts, we may review other financing possibilities such as bank loans. At this time, other than our agreement with Jiangnan we do not have a commitment from any third-party to provide us with financing. There is no assurance that any financing will be available to us or if available, on terms that will be acceptable to us.

Even though we plan to raise capital through equity or debt financing, we believe that the latter may not be a viable alternative for funding our operations, as we do not have sufficient tangible assets to secure any such financing. We anticipate that any additional funding will be in the form of equity financing from the sale of our common stock. At the close of 2016, we are considering financing arrangements for our common stock. However, the arrangements are not final and we cannot provide any assurance that we will be able to raise sufficient funds from the sale of our common stock to finance our operations. In the absence of such financing, we may be forced to abandon our business plan.

 Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 8.   Financial Statements and Supplementary Data.

Please see the financial statements beginning on page F-1 located in this annual report on Form 10-K and incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not and have not been any changes in or disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

[Table of Contents]

Item 9A. Controls and Procedures.

The Company's Chief Executive, Alton Perkins, is responsible for establishing and maintaining disclosure controls and procedures for the Company.

Evaluation of Disclosure Controls and Procedures

For purposes of this Item 9A., the term disclosure controls and procedures means controls and other procedures of the Company (i) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (15 U.S.C. 78a et seq. and hereinafter the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “Commission”), and (ii) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures do not yet comply with the requirements in (i) and (ii) above.

On December 31, 2016, Alton Perkins reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the end of the period covered by this report and has concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission due to material weaknesses identified. The material weaknesses identified relate to the lack of proper segregation of duties and the lack of sufficient qualified accounting and other finance personnel with an appropriate level of U.S. GAAP knowledge and experience.

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of Company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of Company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, our internal control over financial reporting does not provide assurance that a misstatement of our financial statements would be prevented or detected and is not effective.

[Table of Contents]

On December 31, 2016, management conducted an evaluation of the effectiveness of our internal control over financial reporting and found it to be not effective subsequent to filing our Annual Report on Form 10-K for the year ended December 31, 2016 with the Commission. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management has concluded that the Company’s internal controls over financial reporting are not effective. The material weaknesses identified relate to the lack of proper segregation of duties and the lack of sufficient qualified accounting and other finance personnel with an appropriate level of U.S. GAAP knowledge and experience. As we obtain additional funding and employ additional personnel, we will implement programs recommended by the Treadway Commission to remediate the material weaknesses.

Our independent public accountant, Yichien Yeh, CPA (“YY”) has not conducted an audit of our controls and procedures regarding internal control over financial reporting. Consequently, YY expresses no opinion with regards to the effectiveness or implementation of our controls and procedures with regards to internal control over financial reporting.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the fiscal year, December 31, 2016 as covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

The Company's management does not expect that its disclosure controls or its internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Item 9B. Other Information.

Not applicable.

[Table of Contents]

PART III

Item 10. Directors, Executive Officers and Corporate Governance

(a)  Identification of Directors and Executive Officers.

Our officers and directors and additional information concerning them are as follows:

Name	Age	Position(s)

Alton Perkins	65	Chief Executive, Secretary, Treasurer and Director

Alton Perkins – Sole Director and Officer.

Mr. Perkins has been the Chairman of the Board, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary of the Company since the change in control event on June 27, 2016. Mr. Perkins serves in these same capacities for ATI, Yilaime, Yilaime NC and AXP Holding. Mr. Perkins is a former decorated Air Force Officer and Missile Launch Officer with 22 years of military service, who graduated from the University of Southern Illinois with a B.S. in Business Administration and a M.B.A. from the University of North Dakota. Between 1988 and 1997, he held CEO positions with start-up companies in the jet fuels, defense contracting, construction, business consulting and development, and real estate industries. Between 1997 and 2009, Mr. Perkins served as the CEO and Chief Technology Officer for internet, childcare operations, media, and realty development companies. From 2009 to the present, Mr. Perkins has served as Chairman of Yilaime and its related entities – ATI, Yilaime NC and AXP Holding. Mr. Perkins has expertise in conducting business in China. Living and working in China studying Chinese consumer habits, working with Chinese entrepreneurs and government agencies, he developed the AmericaTowne® and AmericaStreet™ concepts.

Mr. Perkins lived in China between September 1, 2010 and April 28, 2012. He worked for the Yilaime Foreign Invested Partnership in Hengshui, China between September 19, 2010 and December 30, 2012. In addition to serving as Co-Chair of Yilaime Foreign Invested Partnership in China, an entity focused on real estate development, he served as a chief consultant to a major Chinese chemical company responsible for funding and technology transfer, and coordinated business with USA based auditors, DOW Chemical and USA Exim Bank. In addition, Mr. Perkins is the recently appointed sole director and officer with EXA, Inc., a Florida corporation (“EXA”). The Company’s largest shareholder – ATI, closed on the purchase of the majority and controlling interest of EXA on October 13, 2016. EXA is listed on the OTC:Pinks as “EXAI.” No Company funds were used to purchase ATI’s interest in EXA.

Mr. Perkins is subject to a Desist and Refrain Order dated March 21, 2008 (the “Order”) issued by the State of California’s Business, Transportation and Housing Agency, Department of Corporations (the “Department”). In 2003, Mr. Perkins had been the Chief Executive Officer of Sunburst Holding Corporation (“Sunburst”). The Department alleged that in May of 2003, Sunburst and Mr. Perkins offered and sold securities through general solicitation to finance art-related activities. Neither Sunburst nor Mr. Perkins had been issued a permit or other form of qualification authorizing the sales in California. The Department alleged that Sunburst and Mr. Perkins omitted material facts, and more specifically, that Mr. Perkins had pled no contest to felony counts related to an indictment for fraudulent misappropriation of funds in a fiduciary capacity in Maryland, and had received a five-year suspended sentence.

[Table of Contents]

The Department was of the opinion that investments offered and sold by Sunburst and Mr. Perkins constituted securities, which were subject to qualification under the California law, and that the securities were offered without being qualified, and were not exempt, in violation of California law. The Department ordered Sunburst and Mr. Perkins to desist and refrain from the further offer or sale of securities in California unless and until qualification has been made under the law or unless exempt. The Department also ordered that Sunburst and Mr. Perkins to desist and refrain from offering or selling or buying or offering to buy securities in California, including but not limited to stock, by means of any written or oral communication which includes an untrue statement of a material fact or omits to state a material fact necessary in order to make the statements made, in light of the circumstances under which they are made, not misleading (discussed below).

Mr. Perkins has been in compliance with the Order since issuance. The Order is not related in any manner with respect to the Company or its related parties. To the extent the Order was entered (i.e. only copy available for inspection by management is an unsigned version), there is no restriction on Mr. Perkins from engaging in an offering in California provided he complies with the appropriate disclosures and laws. The Company is not aware of any similar orders in any other jurisdiction.

The Company further discloses that the aforementioned Order references the failure of Mr. Perkins to disclose eleven (11) convictions in the Circuit Court for Prince George’s County, Maryland, for fraudulent misappropriation by a fiduciary in connection with a real estate transaction unrelated to the Company or its subsidiaries. On or about March 10, 2000, Mr. Perkins had been arraigned on eleven counts of fraudulent misappropriation by a fiduciary. The alleged misappropriation occurred on or about November 24, 1999 (i.e. the date set by the Court as the offense date). Mr. Perkins pled nolo contendre on August 31, 2000 without any admission or finding of guilt, resulting in eleven (11) felony convictions. Mr. Perkins was and had been given a five-year suspended sentence, which has since expired. Mr. Perkins disclosed to the Company that he had subsequently obtained a judgment out of the Superior Court of Mecklenburg County in North Carolina in the amount of $125,000 against an individual who defamed him and published false comments related to his nolo contendre plea. The company further discloses that the state of Virginia Division of Securities conducted an investigation into the matter. After careful review of the matter and applicable law, they concluded that no action was warranted and stated that “the matter is closed.”

B. Significant Employees.

None

C. Family Relationships.

Mr. Perkins’ wife, Xiang Mei Lin Perkins, is a beneficiary under the Perkins Trust.

[Table of Contents]

D. Involvement in Certain Legal Proceedings.

Except as otherwise disclosed, no officer, director, or persons nominated for such positions, promoter or significant employee has been involved in the last ten years in any of the following:

•	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•	Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

•	Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Audit Committee

Alton Perkins, the Company’s sole director, acts as the Audit Committee. The Company has no separate committees. The Company has no qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert. The Company intends to continue to search for a qualified individual for hire.

Code of Ethics

We do not currently have a code of ethics. The company is in the early stages of development and its chief executive and sole director, Mr. Perkins, has not yet developed a code of ethics. The Company intends on developing one as the Company’s business expands.

Prior Blank Check Company Experience

Mr. Perkins is the only member of management who has served as an officer or director of a prior blank check company.

Name	Filing Date Registration Statement	Operating Status	SEC File Number	Pending Business Combinations	Additional Information

AmericaTowne, Inc.	May 12, 2015	Effective November 5, 2015	000-55206	None	None
ATI Nationwide Holding Corp.	N/A	Shell Company	000-1591387	None	None

[Table of Contents]

Mr. Perkins beneficial ownership in ATI is set forth in this Registration Statement. ATI, formerly known as Alpine 5, Inc., filed its Form 10-12G/A on June 13, 2014. ATI ceased to be a blank check company on March 3, 2015 upon the Commission having no further comment on ATI’s disclosures on Form 8-K, Item 5.06 (Change in Shell Status). ATI is publicly reporting with the Commission. ATI is engaged in exporting and consulting in the exporting of American made goods, products and services to China and Africa through strategic relationships in China and in the United States.

ATI’s aim is to provide upper and middle-income consumers in China with ‘Made In The USA’ goods and services allowing customers to experience the United States’ culture and lifestyle. In order to facilitate these objectives, ATI plans on creating a 50-plus acre plot consisting of small businesses, hotel, villas, senior care facilities, a theme park and performing arts center – all located on specific acreage in China depicting American lifestyle and the American experience. This is commonly referred to by ATI as the ‘AmericaTowne Community’ concept.

The development of the AmericaTowne Community is aspirational in nature. There are barriers to entry that make it difficult for entrants into the industry including, but not limited, to the socio-political environment in China. Although the Company provides different types of services and intends on providing a variety of products through its contractual relationships, the key notable competitors are China HGS Real Estate Inc. (HGSH) and China Housing & Land Development, Inc. (CHLN), and Xinyuan Real Estate Co., Ltd (XIN), and IFM Investments Limited (CTC). As ATI develops its business model further, it expects additional competitors to service and the competitive picture to become clearer.

ATI is the majority and controlling shareholder of ATI Nationwide Holding Corp., a Florida corporation (“ATI Nationwide”). ATI Nationwide is formerly known as EXA, Inc. ATI Nationwide is listed on the OTC Market Place Pink Sheets as “EXAI.” ATI Nationwide has a Notice of Corporate Action currently pending with FINRA changing its name and requesting a change in symbol. ATI acquired the controlling interest in ATI Nationwide through a private stock acquisition with Carson Holdings, LLC, a Utah limited liability company, and Joseph C. Passalaqua, an individual, which closed on October, 7 2016. ATI Nationwide is a blank check company; however, through ATI’s performance under the Master Joint Venture and Operational Agreement with Nationwide Microfinance Limited, a Ghanaian corporation, which has been disclosed by ATI on Form 8-K dated July 14, 2016, ATI Nationwide is in the process of taking necessary steps to cease being a blank check company; however, there is no guarantee that it will be able to cease being a blank check company.

Nominating Committee

We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

[Table of Contents]

Item 11.   Executive Compensation.

On July 1, 2016, the Company entered into an Employment Agreement with Mr. Perkins to serve as the Company’s Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary (the “Employment Agreement”). The term of the Employment Agreement is five years with successive one-year option terms. In consideration his services under the Employment Agreement, the Company issued 10,000,000 shares of restricted common stock to Mr. Perkin’s designee – the Perkins Trust, which is allowed for under Section 3.2 of the Employment Agreement.

The stock issuance is subject to certain lock-up provisions in the Employment Agreement, which are more thoroughly set forth in the enclosed exhibit. Until the Company acquires additional capital, it is not anticipated that Mr. Perkins, or any future officer or director will receive compensation from the Company other than reimbursement for out-of-pocket expenses incurred on behalf of the Company

Mr. Perkins, who is also a director, officer and control person of ATI, intends to devote very limited time to our affairs. Other than as set forth above, the Company has no stock option, retirement, pension, or profit sharing programs for the benefit of directors, officers or other employees, but our sole officer and director may recommend adoption of one or more such programs in the future. The Company does not have a standing compensation committee or a committee performing similar functions, since the Board of Directors has determined not to compensate the officer and director.

Summary Compensation Table

Name and Principle Position	Year	Salary	Bonus	Stock Awards	Option Awards	Nonequity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Alton Perkins (PEO)	2016	$-	$-	$50,000	$-	$-	$-	$-	$-

[Table of Contents]

Outstanding Equity Awards at Fiscal Year-End

Name	Option awards					Stock awards
	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Alton Perkins	25,000,000	-	-	1.5% of prevailing share price	12/31/2012	-	-	-	-

[Table of Contents]

Director Compensation

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Alton Perkins	$-	$-	$-	$-	$-	$-	$-

[Table of Contents]

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the ownership of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock as a group as of December 31, 2016. There are not any pending arrangements that may cause a change in control. The information presented below has been presented in accordance with the rules of the SEC and is not necessarily indicative of ownership for any other purpose.

A person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner.

Name and Address(1)	Amount and Nature of Beneficial Ownership	Percentage of Class (2)

Alton Perkins(3)	110,117,593(4)	86.8%

_________________
(1)	The address for the person named in the table above is c/o the Company.

(2)	Based on 126,740,708 shares outstanding as of the date of this annual report.

(3)	Alton Perkins is Chief Executive Officer, Chief Financial Officer, Secretary and Director of the Company.

(4)	Individually, and through Yilaime and Perkins Trust

This table is based upon information derived from our stock records. We believe that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.

[Table of Contents]

Securities Authorized for Issuance Under Equity Compensation Plans

The Company agreed to issue Mr. Perkins, or his authorized designee, an option to purchase up to 5,000,000 shares of common stock of the Company per year at any time prior to the conclusion of the first year of the Employment Agreement, i.e. prior to 365 days after execution of the Employment Agreement, at a price of 1.5% per share of the closing price of the Company’s stock quoted on a major exchange or OTC Market one business day before purchase, and annually thereafter for a total of 5 consecutive years. The shares purchased under this option are subject to all rights and lock-up restrictions set forth in the Employment Agreement. The following chart is provided pursuant to Item 201(d) of Regulation S-K:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	25,000,000	1.5%	0
Equity compensation plans not approved by security holders	N/A	N/A	N/A

TOTAL	25,000,000		0

Item 13. Certain Relationships and Related Transactions.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Item 14.  Principal Accounting Fees and Services.

Yichien Yeh, CPA is the Company’s independent registered public accounting firm. Set below are aggregate fees billed by Yichien Yeh CPA for professional services rendered for the year ended December 31, 2016.

[Table of Contents]

Audit Fees

The fees for the audit services billed and to be billed by Yichien Yeh, CPA for the year ended December 31, 2016 amounted to $26,500.

Audit-Related Fees

None.

Tax Fees

There were no fees billed by Yichien Yeh, CPA for professional services for tax compliance, tax advice, and tax planning for 2016.

All Other Fees

There were no fees billed by Yichien Yeh, CPA for other products and services for 2016.

Audit Committee’s Pre-Approval Process

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

[Table of Contents]

 Item 15. Exhibits, Financial Statement Schedules.

(a)	Exhibits:

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Certificate of Incorporation		10-12G		3.1
3.2	By-Laws		10-12G		3.2
4.1	Specimen Stock Certificate		10-12G		4.1
31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition	X

(b) The following documents are filed as part of the report:

1. Financial Statements: Balance Sheet, Statement of Operations, Statement of Stockholder’s Equity, Statement of Cash Flows, and Notes to Financial Statements.

[Table of Contents]

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATI Modular Technology Corp.

Dated: March 30, 2017

By: /s/ Alton Perkins Alton Perkins, Chief Executive (Principal Executive and Financial Officer,) and Director

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

By: /s/ Alton Perkins Alton Perkins	Chief Executive Officer (Principal Executive and Financial Officer) and the Company’s sole Director	March 30, 2016

[Table of Contents]

ATI Modular Technology Corp.
(FKA Global Recycle Energy, Inc.)

FINANCIAL STATEMENTS

As of December 31, 2016 and 2015

And For the Year Ended December 31, 2016 and 2015

FINANCIAL INDEX

[Table of Contents]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ATI Modular Technology Corp.

We have audited the accompanying balance sheets of ATI Modular Technology Corp. as of December 31, 2016, and the related statement of operations, stockholders’ equity, and cash flows for each of the six months ended December 31, 2016. ATI Modular Technology Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATI Modular Technology Corp. as of December 31, 2016, and the results of operations and cash flows for the six months ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, The Company is still in development stage and has not created sufficient revenue to cover any operating losses it may incur, which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning this matter are also described in Note 3. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Yichien Yeh, CPA Oakland Gardens, New York March 28, 2017

[Financial Index]

ATI Modular Technology Corp
Balance Sheets
	December 31	June 30	June 30
	2016	2015	2014
Assets

Current assets
Cash and cash equivalents	$94,266	$-	$-
Accounts receivable, net - related parties	458,755	118,750	-
Other receivables - related parties	48,834	-	-
Advances to officers	-	19,241	-
Total Current Assets	601,855	137,991	-

Office Equipment Furniture & Fixtures	6,280	4,156	-
Goodwill	206,992	206,992	-

Total Assets	$815,127	$349,139	$-

Liabilities and Stockholders' Equity

Current Libilities
Accounts payable and ccrued expenses	$209,699	$19,699	$-
Deposit from customers	-	30,000	3,859
Income tax payable	26,516	-	-
Total Current Liabilities	236,215	49,699	3,859

Total Liabilities	236,215	49,699	3,859

Commitments and Contingencies

Stockholders' Equity
Common stock,$0.001 par value, 500,000,000 shares authorized;
126,733,337, 116,075,716 and 16,075,716 shares issued and
outstanding, respectively.	126,733	116,076	16,076
Common stock subscribed	982	-	-
Additional paid in capital	1,040,355	239,945	32,953
Deferred compensation	(450,000)	-	-
Receivable for issuance of stock	(167,000)	-	-
Retained Earnings	27,842	(56,581)	(52,888)
Total stockholders' equity	578,912	299,440	(3,859)
Total liabilities and stockholders' equity	$815,127	$349,139	$-

See Notes to Financial Statements

[Financial Index]

ATI Modular Technology Corp
Statements of Operations

	For the Six Months Ended		For the Years Ended
	December 31		June 30
	2016	2015	2016	2015
		(Unaudited)

Revenues - related parties	$750,000	$-	$125,000	$-
Cost of revenues - related parties	175,613	-	-	-
Gross profit	574,387	-	125,000	-

Operating expenses
General and administrative	463,448	4,650	132,552	3,859

Net income (loss) from operation	110,939	(4,650)	(7,552)	(3,859)

Other Income	-	-	3,859	-

Net income (loss) from operation before taxes	110,939	(4,650)	(3,693)	(3,859)

Provision for income taxes	26,516	-	-	-

Net income (loss)	$84,423	$(4,650)	$(3,693)	$(3,859)

Earnings (Loss) per common share-basic and diluted	$0.00	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common
shares outstanding basic and diluted	121,171,157	16,075,716	16,075,716	16,075,716

See Notes to Financial Statements

[Financial Index]

Statements of Changes in Stockholders' Equity

			Common	Additional		Receivable
	Common Stock		Stock	Paid-In	Deferred	for Issuance	Retained
	Shares	Amount	Sunscribed	Capital	Compensation	of Stock	Earnings	Total

Balance, June 30, 2014	16,075,716	$16,076	$-	$32,953	$-	$-	$(49,029)	$-

Net loss for the year ended June 30, 2015	-	-	-	-	-	-	(3,859)	(3,859)

Balance, June 30, 2015	16,075,716	$16,076	$-	$32,953	$-	$-	$(52,888)	$(3,859)

Shares issued for services	100,000,000	100,000	-	-	-	-	-	100,000

Application of pushdown accounting	-	-	-	206,992	-	-	-	206,992

Net loss for the year ended June 30, 2016	-	-	-	-	-	-	(3,693)	(3,693)

Balance, June 30, 2016	116,075,716	$116,076	$-	$239,945	$-	$-	$(56,581)	$299,440

Shares issued for proceeds	657,621	657	982	310,410	-	(167,000)	-	145,049

Shares issued for services	10,000,000	10,000		490,000	(500,000)	-	-	-

Amortization of Deferred Compensation	-	-	-	-	50,000	-	-	50,000

Net income for the period ended December 31, 2016	-	-	-	-	-	-	84,423	84,423

Balance, December 31, 2016	126,733,337	$126,733	$982	$1,040,355	$(450,000)	$(167,000)	$27,842	$578,912

See Notes to Financial Statements

[Financial Index]

ATI Modular Technology Corp
Statements of Cash Flows

	For the Six Months Ended		For the Year Ended
	December 31		June 30
	2016	2015	2016
		(Unaudited)
Operating Activities
Net loss of the period	$84,423	$(4,650)	$(3,693)
Adjustments to reconcile net loss from operations
Bad debt expense	17,895	-	6,250
Depreciation	416	-	-
Shares issued for services	-	-	100,000
Amortization on deferred compensation	50,000	-	-
Changes in Operating Assets and Liabilities
Accounts receivable	(357,899)	-	(125,000)
Other receivables	(48,834)	-	-
Advances to officers	19,241	-	(19,241)
Accounts payable and ccrued expenses	190,000	4,650	15,840
Deposit from customers	(30,000)	-	30,000
Income tax payable	26,516	-	-
Net cash used in operating activities	(48,243)	-	4,156

Investing Activities
Purchase of fixed assets	(2,540)	-	(4,156)
Net cash used in investinging activities	(2,540)	-	(4,156)

Financing Activities
Proceeds from issuance of stock	145,049	-	-
Net cash provided by financing activities	145,049	-	-

Net increase (decrease) in cash and equivalents	94,266	-	-

Cash and equivalents at beginning of the period	-	-	-
Cash and equivalents at end of the period	$94,266	$-	$-

Supplemental cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See Notes to Financial Statements

[Financial Index]

ATI MODULAR TECHNOLOGY CORP
Notes to Financial Statements

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

ATI Modular Technology Corp., defined above and herein as the “Company” formerly Global Recycle Energy, Inc., was incorporated under the laws of the State of Nevada on March 7, 2008. The Company is engaged in the development and the exporting of modular energy efficient technology and processes that allow government and private enterprises in China to use US-based methods for creating modular spaces, facilities, and properties. As with any business plan that is aspirational in nature, there is no assurance we will be able to accomplish all our objective or that we will be able to meet our financing needs to accomplish our objectives.

The Company is an operating company engaged in the development and the exporting of modular energy efficient and smart technology and processes that allow government and private enterprises in China and elsewhere to use US-based methods for creating modular spaces, facilities, and properties. The Company is in the business of all aspects of modular and smart construction, including but not limited to, (a) the furtherance of modular and smart construction technology, education, development and production in developed and undeveloped countries, (b) acquisition and/or installation of construction equipment, materials, furnishings, hardware, insulation, flooring, roofing, wiring, plumbing, heating and air conditioning, and landscaping, and (c) other businesses directly or tangentially related to these lines of services, including assisting businesses and entrepreneurs in securing naming, licensing or promotional rights, driving internet and media traffic, increasing visibility of product and name recognition, and other services.

Our principal executive offices are located at 4700 Homewood Court, Suite 100 in Raleigh, North Carolina. We are registered as a foreign business entity in the State of North Carolina. We lease the office space from Yilaime Corporation, a Nevada corporation doing business in North Carolina, and a related party to the Company, as set forth below. Our physical location for our operations in China along with a manufacturing facility is Jiangnan Industry Zone, Chizhou City, Anhui Province, China. In carrying out its business plan the Company is in the process of registering its wholly owned subsidiary Anhui Ao De Xin Modular Building Technology Co. Ltd. in Jiangnan Industry Zone, Chizhou, China.

The Company entered an Investment and Cooperation Agreement with the Jiangnan Industry Zone in Anhui Province, China dated September 8, 2016 (the “Jiangnan Cooperation Agreement”). On December 28, 2016, the Company entered the definitive agreement, American ATI Modular Technology Company Project Investment Agreement (the “Investment Agreement”) with the Administrative Committee, Jiangnan Industry Zone in Anhui Province. The Investment Agreement superseded the Jiangnan Cooperation Agreement. Under the Investment Agreement, the Administrative Committee of Jiangnan Industrial Concentration Zone of Anhui Province (hereinafter, “Jiangnan”) and the Company have agreed to the construction of the Company’s green, modular building and related technology under the project name “Modular Plant Production Base.”

Under the Investment Agreement, the Company has agreed to manufacture and install modular buildings, and provide research into the development of green building module manufacturing using US based technology. The Company has agreed to provide appropriate technology and intelligent systems in providing modular building lifecycle services. In addition, to modular and smart technology, the Company and Jiangnan has agreed to establish: 1) a modular development institute research and training center; 2) an entrepreneurial incubator; 3) an engineering technology research center; 4) an industrial design center; 5) a post-doctoral workstations and engineering laboratories; and 6) an international student intern summer work program. Where possible the Company’s aim is to increase US exports by using American based technology, equipment and services. (Strategy)

[Financial Index]

The Company entered the Modular Services Agreement with AmericaTowne, a related party and the majority and controlling shareholder of the Company, to support AmericaTowne’s obligations under the Shexian Agreement in designing, installing and manufacturing American modular technology for use in all government and private buildings throughout Shexian County, and elsewhere in China. The terms and conditions of the Modular Services Agreement with AmericaTowne and the Shexian Agreement are set forth above.

Also, the Company has entered the Yongan and Shexian Agreements to pursue the development of business opportunities involving modular technology and investments, and business development. While we plan to have robust operations in the United States and international locations, we expect the bulk of our operations and revenue will come from China.

China's economy and its government impact our revenues and operations. While the Company has an agreement in place with the government of Jiangnan as well as the approval by government officials in Shexian and Yongan China to operate facilities there is no assurance that we will operate the facilities successfully. Additionally, the Company will need government approval in other locations in China to operate other aspects of our business plan. There is no assurance that we will be successful in obtaining approvals from government entities in other locations to operate other aspects of our business plan. Finally, Mr. Perkins, as a control person of each entity – AmericaTowne and the Company, might elect to forego certain obligations of AmericaTowne under other Corporative Agreements currently in place or not enter more definitive agreements with Governments in China and elsewhere, which in turn, could impact the Company’s ability to meet its business plan set forth herein.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP").

Change in Fiscal Year End

The Company has filed its Form 8-K on January 31 of 2017 to change the Company's fiscal year end from June 30 to December 31. As a result of this change, the Company is filing a Transition Report on Form 10-K for the six-month transition period ended December 31, 2016. References to any of the Company’s fiscal years mean the fiscal year ending December 31 of that calendar year.

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

Financial Instruments

The carrying amount reported in the balance sheet for cash, accounts receivable, accounts payable, accrued expenses, interest payable and short-term notes payable approximate fair value because of the immediate or short-term maturity of these financial instruments.

[Financial Index]

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

For the six month ended December 31, 2016 and 2015, depreciation expense is $416 is $0, respectively.

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

For the six months ended December 31, 2016, statutory U.S tax rate is 24% based on the Company’s pre-tax net income in 2016. The Company’s 2016 effective income tax rate is 24%.

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

Basic earnings and net loss per share amounts are computed by dividing the net income by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

[Financial Index]

Segment Information

The standard, "Disclosures about Segments of an Enterprise and Related Information", codified with ASC 280, requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. The Company believes that it operates in business segment of marketing and sales in China while the Company's general administration function is performed in the United States. On December 31, 2016, all assets and liabilities are located in the United States where the income and expense has been incurred since inception to December 31, 2016.

Impact of New Accounting Standards

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position, or cash flow.

Pushdown Accounting and Goodwill

Pursuant to applicable rules (FASB ASC 80550S99) the Company used push down accounting to reflect AmericaTowne Inc.’s (“ATI”) purchase of 86% of the shares of the Company's common stock. Joseph Arcaro, the Company’s prior controlling shareholder entered an agreement to sell an aggregate of 100,000,000 shares of the Company's common stock to AmericaTowne effective upon the closing date of the Share Purchase Agreement dated June 2, 2016. Joseph Arcaro executed the agreement and owned no shares of the Company's common stock. This transaction resulted in AmericaTowne Inc. retaining rights, title and interest to 86% of issued and outstanding shares of common stock in the Company. Joseph Arcaro was not, nor has ever been, a related party to AmericaTowne.

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

There were no sales returns and allowances from inception to December 31, 2016.

[Financial Index]

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

We have had no goodwill impairment charges for the six months ended December 31, 2016, the estimated fair value of each of our reporting units exceeded its' respective carrying amount by more than 100 percent based on our models and assumptions.

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

[Financial Index]

NOTE 4. ACCOUNT RECEIVABLES – RELATED PARTIES

The nature of the accounts receivable for December 31, 2016 in the amount of $63,250 are for modular construction and technology services and utilization of anticipated modular construction technology by AmericaTowne pursuant to the Modular Construction & Technology Services Agreement between AmericaTowne and the Company dated June 28, 2016 (hereinafter, the “ATI Services Agreement”) and $419,650 for the Sales and Support Services Agreement with Yilaime on June 27, 2016 (the “Yilaime Services Agreement”). On December 31, 2016, the Company's allowance for bad debt is $24,145, which provides a net receivable balance of $458,755. In 2015, the Company had no receivables.

Accounts receivable consist of the following:

	31-Dec	30-June
	2016	2016
Accounts receivable- related parties	482,900	125,000
Less: Allowance for doubtful accounts	(24,145)	(6,250)
Accounts receivable, net	458,755	118,750

Bad debt expense was $17,895 and $0 for the six months ended December 31, 2016 and 2015, respectively.

Allowance for bad debt policy

Our bad debt policy is determined by the Company's periodic review of each account receivable for reasonable assurance of collection. Factors considered are the exporter's financial condition, past payment history if any, any conversations with the exporter about the exporter's financial conditions and any other extenuating circumstances. Based upon the above factors the Company makes a determination whether the receivable is reasonable assured of collection. Based upon our review if required we adjust the allowance for bad debt. As of December 31, 2016, and June 30, 2016, based upon our limited history, our allowance for bad debt is just above bad debt we anticipate will be written off for the year.

NOTE 5. SHAREHOLDER'S EQUITY

The Company incorporates by reference all prior disclosures for the period identified herein. See Part II, Item 5. The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2016:

Common stock, $ 0.0001 par value: 500,000,000 shares authorized; 126,733,337 shares issued and outstanding; Preferred stock, none: 0 shares authorized; but not issued and outstanding.

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

For the six months ended December 31, 2016, $50,000 of stock compensation was charged to operating expenses and $450,000 was recorded as deferred compensation on December 31, 2016.

[Financial Index]

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

[Financial Index]

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

F-3-

[Financial Index]

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

Pursuant to ASC 850-10-50-6, the Company makes the following transaction disclosures for twelve months ending December 31, 2016:

The Company also leases office space from Yilaime for $2,500/month.

Operating Statement Related Party Transactions (for six months ending December 31, 2016 and 2015).

(a) $15,000 and $0 for general and administrative expenses for rent expenses the Company paid to
Yilaime towards its lease agreement.

(b) $250,000 and $0 in revenues for ATI Services Agreements with the Company; $500,000 and $0 in revenues for Yilaime Services Agreements with the Company

(c) $110,939 and $0 of compensation expense for AXP Holding Corp charges for DISC;

(d) $175,613 and $0 in expenses under costs of revenues paid to Yilaime for services pursuant to the Service
Agreement;

(e) $50,000 and $0 for general and administrative operating expenses recorded as stock compensation for respective employment agreements;

(f) $3,334 and $0 for general and administrative expenses for commissions and fees;

(g) $198,000 and $0 for operational expense for Anhui Ao De Xin Modular Construction Technology Co., Ltd.

Balance Sheet Related Party Transactions (on December 31, 2016 and June 30, 2016)

(a) $60,088 and 118,750 net account receivables ATI owes to the Company;

(b) $398,668 and 0 net account receivables Yilaime owes to the Company;

(c) $48,834 and 0 prepayments to AXP Holding Corp; and

(d) $198,000 and 0 as accounts payable to Anhui Ao De Xin Modular Construction Technology Co., Ltd.; and

(e) $450,000 and 0 as deferred compensation pursuant to respective employment agreements.

(f) $0 and $19,241 advances to officers-Alton Perkins

(g) $0 and $30,000 deposit from customers- Yilaime.

[Financial Index]