Form 10-Q
period 2017-03-31
ATI Modular Technology Corp.
filed 2017-05-12
CIK 1679426

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of the latest practicable date, the Company has 126,740,708 shares of its common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ATI Modular Technology Corp
Balance Sheets

	March 31	December 31
	2017	2016
	(Unaudited)

Current assets
Cash and cash equivalents	$89,543	$94,266
Accounts receivable, net - related parties	751,769	458,755
Other receivables - related parties	—	48,834
Total Current Assets	841,312	601,855

Office Equipment Furniture & Fixtures	5,018	6,280

Total Assets	$846,331	$608,135

Liabilities and Stockholders' Equity

Current Libilities
Accounts payable and ccrued expenses	$267,157	$209,699
Deposit from customers	—	—
Income tax payable	61,728	26,516
Total Current Liabilities	328,886	236,215

Total Liabilities	328,886	236,215

Commitments and Contingencies

Stockholders' Equity
Common stock,$0.001 par value, 500,000,000 shares authorized;
126,740,708 and 126,733,337 shares issued and outsanding	126,741	126,733
Common stock subscribed	988	982
Additional paid in capital	879,850	833,363
Deferred compensation	(425,000)	(450,000)
Receivable for issuance of stock	(191,000)	(167,000)
Retained Earnings	125,866	27,842
Total stockholders' equity	517,445	371,920
Total liabilities and stockholders' equity	$846,331	$608,135

See Notes to Financial Statements

ATI Modular Technology Corp
Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31
	2017	2016

Revenues - related parties	$375,000	$—
Cost of revenues - related parties	35,000	—
Gross profit	340,000	—

Operating expenses
General and administrative	206,764	450

Net income (loss) from operation	133,236	(450)

Other Income	—	—

Net income (loss) from operation before taxes	133,236	(450)

Provision for income taxes	35,212	—

Net income (loss)	$98,024	$(450)

Earnings (Loss) per common share-basic and diluted	$0.00	$(0.00)

Weighted average number of common
shares outstanding basic and diluted	126,738,200	116,575,716

  See Notes to Financial Statements

ATI Modular Technology Corp

Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31
	2017	2016

Operating Activities
Net income (loss) of the period	$98,024	$(450)
Adjustments to reconcile net loss from operations
Bad debt expense	15,422	—
Depreciation	2,123	—
Shares issued for services	—	—
Amortization on deferred compensation	25,000	—
Changes in Operating Assets and Liabilities
Accounts receivable	(308,435)	—
Other receivables	48,834	—
Accounts payable and ccrued expenses	57,458	—
Due to related parties	—	450
Income tax payable	35,212	—
Net cash used in operating activities	(26,362)	—

Investing Activities
Purchase of fixed assets	(861)	—
Net cash used in investinging activities	(861)	—

Financing Activities
Proceeds from issuance of stock	22,500	—
Net cash provided by financing activities	22,500	—

Net increase (decrease) in cash and equivalents	(4,723)	—

Cash and equivalents at beginning of the period	94,266.00	—
Cash and equivalents at end of the period	$89,543	$—

Supplemental cash flow information:
Interest paid	$—	$—
Income taxes paid	$—	$—

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

Under the Investment Agreement, the Company has agreed to manufacture and install modular buildings, and provide research into the development of green building module manufacturing using US based technology. The Company has agreed to provide appropriate technology and intelligent systems in providing modular building lifecycle services. In addition, to modular and smart technology, the Company and Jiangnan has agreed to establish: 1) a modular development institute research and training center; 2) an entrepreneurial incubator; 3) an engineering technology research center; 4) an industrial design center; 5) a post-doctoral workstations and engineering laboratories; and 6) an international student intern summer work program. Where possible the Company’s aim is to increase US exports by using American based technology, equipment and services. (Strategy).

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

Interim Financial Statements

These interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. They do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company's audited financial statements and notes thereto contained in its report on Form 10-K for the transition period ended December 31, 2016.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company's financial position at March 31, 2017, and the results of its operations and cash flows for the three months ended March 31, 2017. The results of operations for the period ended March 31, 2017 are not necessarily indicative of the results to be expected for future quarters or the full year.

Accounting Method

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a fiscal year ending on December 31.

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

Financial Instruments

The carrying amount reported in the balance sheet for cash, accounts receivable, accounts payable, accrued expenses, interest payable and short-term notes payable approximate fair value because of the immediate or short- term maturity of these financial instruments.

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

Our bad debt policy is determined by the Company's periodic review of each account receivable for reasonable assurance of collection. Factors considered are the customer's financial condition, past payment history if any, any conversations with the customer about the customer's financial conditions and any other extenuating circumstances. Based upon the above factors the Company makes a determination whether the receivable are reasonable.

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

Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets:

Office equipment
5 years

For the quarter ended March 31, 2017 and 2016 depreciation expense is $2,127 and $0, respectively

Income Taxes

Income taxes are provided in accordance with Statement of Financial Accounting Standards ASC 740 Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

At March 31, 2017 and December 31, 2016, no potentially dilutive shares were outstanding.

Impact of New Accounting Standards

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position, or cash flow.

Revenue Recognition

The Company's revenue recognition policies comply with FASB ASC Topic 605. The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

The Company does not provide unconditional right of return, price protection or any other concessions to its customers.

There were no sales returns and allowances from inception to March 31, 2017.

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

NOTE 4. ACCOUNT RECEIVABLES – RELATED PARTIES

The nature of the accounts receivable for March 31, 2017 in the amount of $791,336 are for modular construction and technology services and utilization of anticipated modular construction technology by ATI pursuant to the Modular Construction & Technology Services Agreement between ATI and the Company dated June 28, 2016 (hereinafter, the “ATI Services Agreement”) and for the Sales and Support Services Agreement with Yilaime on June 27, 2016 (the “Yilaime Services Agreement”). On March 31, 2017, the Company's allowance for bad debt is $39,567 which provides a net receivable balance of $751,769.

Accounts receivable consist of the following:

	Mar 31	Dec 31
	2017	2016
Accounts receivable related parties	791,336	125,000
Less: Allowance for doubtful accounts	(39,567)	(6,250)
Accounts receivable, net	$751,769	$118,750

Bad debt expense was $15,422 and $0 for the quarter ended March 31, 2017 and 2016, respectively.

NOTE 5. SHAREHOLDER'S EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of March 31, 2017:

Common stock, $ 0.001 par value: 500,000,000 shares authorized; 126,740,708 shares issued and outstanding;

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

For the three months ended March 31, 2017, $25,000 of stock compensation was charged to operating expenses and $425,000 was recorded as deferred compensation on March 31, 2017.

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

The Company recognizes and confirms the requirements in ACS 850- 10-50-6 to disclose all related party transactions between the Company and related party transactions and or relationships.

The Company also leases office space from Yilaime for $2,500/month.

Pursuant to ASC 850-10-50-6, the Company makes the following transaction disclosures for the quarter ended or as of March 31, 2017:

For Statement of Operations:

(a)  $375,000 in revenues for ATI and Yilaime Services Agreements with the Company;

(b)  $7,500 for general and administrative expenses for rent expenses the Company paid to Yilaime towards its lease agreement;

(c)	$111,293 of compensation expense for AXP Holding Corp charges for DISC.

(d)	$35,000 costs of revenues to Yilaime for services pursuant to the Service Agreement

(e)	$25,000 and $0 for general and administrative operating expenses recorded as stock compensation for respective employment agreements;

(f)	$1,500 for general and administrative expenses for commissions and fees

For Balance Sheets on March 31, 2017 and December 31, 2016:

(a)	$156,354 and $60,088 net account receivables ATI owes to the Company;

(b)	$595,416 and $398,668 net account receivables Yilaime owes to the Company;

(c)	$0 and $48,834 prepayments to AXP Holding Corp;

(d)	$62,459 and $0 payable to AXP Holding Corp;

(e)	$198,000 and 198,000 as accounts payable to Anhui Ao De Xin Modular Construction Technology Co., Ltd.;

(f)	$425,000 and 450,000 as deferred compensation pursuant to respective employment agreements.

NOTE 8. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of income tax expense for the three months ended March 31, 2017 and 2016 are as follows

	For the Three Months Ended
	March 31, 2017	March 31, 2016
Current tax expense	$35,212	$—
Deferred tax expense	—	—
Tax expense (benefit)	$35,212	$—

The Company had $61,728 and $26,516 of income tax liability as of March 31, 2017 and December 31, 2016, respectively.

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

Results of Operations for the Three Months Ended March 31, 2017 and 2016

Our operating results for the three months ended March 31, 2017 and 2016 are summarized as follows:

	Three Months Ended
	March 31, 2017	March 31, 2016
Revenue	$375,000	$—
Cost of Revenues	$35,000	$—
Operating Expenses	$206,764	450

Net Income (Loss)	$133,236	$(450)

Revenues

During the first quarter of 2017, the Company generated revenue of $375,000. The Company's revenues came from related parties for services rendered, specifically $250,000 for the service rights agreement with Yilaime and $125,000 for the service rights agreement with AmericaTowne. We can make no assurances that we will find commercial success in any of our revenue producing contracts. Our revenues, thus far, rely entirely on related parties. We are a new company and thus have very limited experience in sales expectations and forecasting. We also have not fully discovered any seasonality to our business as we began operations in the second quarter of 2016.

Operating Expenses

Our expenses for the first months ended March 31, 2017 and 2016 are outlined in the table below:

	Three Months Ended
	March 31, 2017	March 31, 2016
General and Administrative	$206,764	$450

Total Operating Expenses	$206,764	$—

Our operating expenses are largely attributable to administrative expenses related to our reporting requirements as a public company and implementation of our business plan.

Net Income

As a result of our operations, the Company reported net income before tax obligations of 133,236 for the first quarter of 2017.

Liquidity and Capital Resources

Working Capital

	March 31, 2017	December 31, 2016
Current Assets	$841,312	$601,855
Current Liabilities	$328,886	$236,215

Working Capital	$512,426	$365,640

Cash Flow

	Three Months Ended
	March 31, 2017	March 31, 2016
Net Cash Used in Operating Activities	$26,362	$—
Net Cash Used in Investing Activities	$861	$—
Nat Cash Provided by Financing Activities	$22,500	$—

Increase/Decrease in Cash	$(4,723)	$—

Cash Used in Operating Activities

We have $26,362 and $0 net cash used in operating activities for the three months ended March 31, 2017 and 2016, respectively. The increase is mainly due to increase in accounts receivable.

Cash Used in Investing Activities

For the three months ended March 31, 2017, we spent $861 on purchasing fixed assets.

Cash Provided by Financing Activities

We received $22,500 from issuance of stock for the three months ended March 31, 2017.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("US GAAP"). US GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expenses amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition.

We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

We believe the following is among the most critical accounting policies that impact our consolidated financial statements. We suggest that our significant accounting policies, as described in our financial statements in the Summary of Significant Accounting Policies, be read in conjunction with this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Revenue Recognition

The Company recognizes revenue at the date of delivery to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. The Company's Revenue Recognition policy is provided in detail at Note 2 of the Financial Statements.

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, "Income Taxes." ASC 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Under ASC 740, a tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded. The adoption had no effect on the Company's consolidated financial statements.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position, or cash flow.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, as defined in 17 CFR § 229.10(f)(1), we are not required to provide the information requested by this Item.

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

As described in Basis of Presentation in this First Quarter Report for fiscal year 2016, the Company recently determined that a material weakness existed in the Firm's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) as of March 31, 2017. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

As a result of that determination, the Company's Chief Executive Officer and Chief Financial Officer have since concluded that the Firm's disclosure controls and procedures were not effective as of March 31, 2017.

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2017, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

/s/Alton Perkins
ATI MODULAR TECHNOLOGY CORP.
By: Alton Perkins
Its: Chairman of the Board, Chief
Executive Officer, Chief Financial Officer
Date: May 12, 2017

-28-