Form 10-K/A
period 2016-12-31
ATI Modular Technology Corp.
filed 2017-06-15
CIK 1679426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment for Form 10-K filed on March 31, 2017)

(Mark One)

[ ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

[X] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from June 30, 2016 to December 31, 2016

ATI MODULAR TECHNOLOGY CORP.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

Nevada
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)

000-55699
(COMMISSION FILE NO.)

81-3131497
(IRS EMPLOYEE IDENTIFICATION NO.)

4700 Homewood Court, Suite 100, Raleigh North Carolina 27609
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

(888) 406-2713
(ISSUER TELEPHONE NUMBER)

-Securities registered under Section 12(b) of the Exchange Act:
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

 EXPLANATORY NOTE

ATI Modular Technology Corp. is filing this Amendment to its previously filed Transition Report on Form 10-K filed on March 31, 2017 to restate its financial statements on December 31, 2016 and June 30, 2016. The information in the Transition Report is amended to read in its entirety as set forth in this Amendment. Except to reflect the restatement of the financial statements, the related disclosure controls and procedures matters, the information in the Transition Report and this Amendment has not been updated or otherwise changed to reflect any events, conditions or other developments that have occurred or existed since March 31, 2017, the date the Transition Report was filed. Accordingly, except solely with regard to the restatement, the related disclosure controls and procedures matters, all information in the Transition Report and this Amendment speaks only as of March 31, 2017. References made in this Amendment to "this Form 10-K" mean this Amendment on Form 10-K/A unless the context requires otherwise.

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

In China, the modular construction industry is new and in its very early stages. Though we expect other competitors to come forth, at this time, there are only three other competitors, and those competitors are based in China. None of the competitors are from the United States. We believe that it is recognized that United States modular technology is more advanced than our Chinese counterparts, and the technology is recognized as the gold standard. The construction industry in China, as a whole, has a mandate to immediately start developing modular technology with cities and provinces developing modularconstruction plans and targets to construct modular in both the public as well as private sectors. Most communities have milestones and are creating official policies on modular construction with the actual percentage of production mandated by particular target dates.

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

Employees

 The Company currently has two full-time employees.

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

There is no established public trading market for the Company’s common shares.  Prior to June 27, 2016, the Company was incorporated as Global Recycle Energy, Inc. (“GREI”).  On June 27, 2016, the Company amended its Articles of Incorporation with the State of Nevada to change the name of the Company to ATI Modular Technology Corporation.  This name change has been updated on the company profile on OTC Markets group, Inc. (“OTC”) operated by the Financial Industry Regulatory Authority (“FINRA”).  Our Notice of Corporate Ction was recently approved by FINRA, formalizing the name change from GREI to ATI Modular and updating our symbol from GREI to ATMO. The Company is subject to Alternative Reporting Standards. The range of high and low bid information for the Company’s common shares for each full quarterly period within the two most recent fiscal years, and any subsequent interim period for which financial statements are included, or as required under Article 3 of Regulation S-X, is as follows:

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

OTC has discontinued the display of the Company’s quotes. The Company is currently listed by FINRA as a Caveat Emptor security and public interest concern with the OTC. The potential reasons for this categorization are set forth at http://www.otcmarkets.com/stock/ATMO/quote, even though no specific reason has been stated by OTC.

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

Overview

In fiscal year 2016, the Company achieved $750,000 in revenue. We can make no assurances that we will find commercial success in any of our products. We also rely upon the Service Agreements with AmericaTowne, and Yilaime for revenues. We are a new company and thus have very limited experience in sales expectations and forecasting. We also have not fully discovered any seasonality to our business as we began operations for the first quarter of 2017. We intend on relying on AmericaTowne and Yilaime for operational support. If we cannot achieve independent commercial success, we may need to continue to rely on AmericaTowne and Yilaime for support. If AmericaTowne or Yilaime at any time decides to alter or change materially our arrangement, we could experience a material adverse effect on the Company.

Results of Operations through December 31, 2016

Our operating results are summarized as follows:

	For the Six Months Ended		For the Years Ended
	December 31		June 30
	2016	2015	2016	2015
		(Unaudited)

Revenue	$750,000	—	$125,000	—
Costs of Revenue	$175,613	—	—	—
Operating Expenses	$463,448	$4,650	$132,552	$3,859
Net Income (Loss)	$110,939	($4,650)	($7,552)	($3,859)

Revenues

Pursuant to the Company's Service Agreements, AmericaTowne recognized $250,000 and $500,000 with AmericaTowne and Yilaime, respectively for the six months ended December 31, 2016. For the six months ended December 31, 2016, the Company incurred cost of revenues of $175,613. The cost of revenues stems from the agreement between Yilaime and the Company whereby Yilaime acts as the Company’s exclusive representative. For six months ended December 31, 2015, there was no cost of revenues.

We can make no assurances that we will find commercial success in any of our revenue producing contracts. We are a new company and thus have very limited experience in sales expectations and forecasting. We also have not fully discovered any seasonality to our business as we began operations in the first quarter of 2017.

The Company discloses that all revenues recorded and reflected in this annual report are related to service agreements with related parties. Specifically, the Company has entered into agreements with AmericaTowne and Yilaime, as described above and incorporated herein by reference. The Company is controlled by one of its related parties, AmericaTowne, by virtue of AmericaTowne holding a majority of the Company’s issued and outstanding restricted common stock.

Operating Expenses

Our operating expenses are largely attributable to office, rent and professional fees related to our reporting requirements as a public company and implementation of our business plan. For the six months ended December 31, 2016 our operating expenses were $463,448, while the operating expenses for the years ending June 30, 2016 and June 30, 2015 were $132,552 and $3,859, respectively.

Net Income

As a result of our operations, for the six months ended December 31, 2016, the Company reported net income after provision for income tax of $84,423. Compared to the years ended June 30, 2016 and June 30, 2015, our net income was ($3,693) and ($3,859), respectively. The increase in our net income is due to starting our business plan and generating revenues from related parties in relation to services provided pursuant to certain contracts, as explained above.

Liquidity and Capital Resources

Working Capital

	December 31	June 30	June 30
	2016	2016	2015
	(Restated)	(Restated)

Current Assets	$601,855	$137,991	-
Current Liabilities	$236,215	$49,699	$3,859
Working Capital (Deficit)	$365,640	$88,292	($3,859)

On December 31, 2016, June 30, 2016 and June 30, 2015, we have working capital (deficit) of $365,640, $88,292 and ($3,859), respectively. This increase in working capital is due to implementing our initial business plans.

Cash Flow

	For the Six Months Ended		For the Year Ended
	December 31		June 30
	2016	2015	2016	2015
		(Unaudited)

Net cash provided by (used in) operating activities	$(48,243)	—	$4,156	—
Cash used in investing activities	$2,540	—	$4,156	—
Cash provided by financing activities	$145,049	—	—	—
Increase (Decrease) in cash	$94,266	—	—	—

Cash Provided by Operating Activities

Compared to June 30, 2016, December 31, 2015, and June 30, 2015, the increase in cash used in operating activities as of December 31, 2016 is mainly due to increase in accounts receivable.

Cash Used in Investing Activities

We spent $2,540 on fixed assets for the six months ended December 31, 2016, as compared to $4,156, $0 for the years ended June 30, 2016 and June 30, 2015, and $0 for the six months ended December 31, 2015.

Cash Provided by Financing Activities

Compared to June 30, 2016, December 31, 2015, and June 30, 2015, our cash used in financing activities increased $145,049 for the six months ended December 31, 2016. The increase is due to proceeds from issuance of common stock in 2016.

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

Mr. Perkins lived in China between September 1, 2010 and April 28, 2012. He worked for the Yilaime Foreign Invested Partnership in Hengshui, China between September 19, 2010 and December 30, 2012. In addition to serving as Co-Chair of Yilaime Foreign Invested Partnership in China, an entity focused on real estate development, he served as a chief consultant to a major Chinese chemical company responsible for funding and technology transfer, and coordinated business with USA based auditors, DOW Chemical and USA Exim Bank. Mr. Perkins is the recently appointed sole director and officer of ATI Nationwide Holding Corp., f/k/a EXA, Inc., a Florida corporation (“ATI Nationwide”). The Company’s largest shareholder – ATI, closed on the purchase of the majority and controlling interest of ATI Nationwide on October 13, 2016. ATI Nationwide is listed on the OTC:Pinks as “ATIN.” No Company funds were used to purchase ATI’s interest in ATI Nationwide.

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

The Department was of the opinion that investments offered and sold by Sunburst and Mr. Perkins constituted securities, which were subject to qualification under the California law, and that the securities were offered without being qualified, and were not exempt, in violation of California law. The Department ordered Sunburst and Mr. Perkins to desist and refrain from the further offer or sale of securities in California unless and until qualification has been made under the law or unless exempt. The Department also ordered that Sunburst and Mr. Perkins to desist and refrain from offering or selling or buying or offering to buy securities in California, including but not limited to stock, by means of any written or oral communication which includes an untrue statement of a material fact or omits to state a material fact necessary in order to make the statements made, in light of the circumstances under which they are made, not misleading (discussed below). Mr. Perkins did not agree with the proposed order and filed a complaint with the Department. Mr. Perkins complaint was based on the fact that the shares in question were subject to a Registration statement filed by Sunburst and the shares were not required to be qualified and or authorized by the State of California since the shares had been appropriately registered with the SEC.

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

The Company further discloses that the aforementioned Order references the failure of Mr. Perkins to disclose his eleven (11) prior pleas of nolo contender in the Circuit Court for Prince George’s County, Maryland, for fraudulent misappropriation by a fiduciary in connection with a real estate transaction unrelated to the Company or its subsidiaries. On or about March 10, 2000, Mr. Perkins had been arraigned on eleven counts of fraudulent misappropriation by a fiduciary. The alleged misappropriation occurred on or about November 24, 1999 (i.e. the date set by the Court as the offense date). Mr. Perkins pled nolo contendre on August 31, 2000 without any admission or finding of guilt. Mr. Perkins was and had been given a five-year suspended sentence, which has since expired. Mr. Perkins disclosed to the Company that he had subsequently obtained a judgment out of the Superior Court of Mecklenburg County in North Carolina in the amount of $125,000 against an individual who defamed him and published false comments related to his nolo contendre plea. The company further discloses that the state of Virginia Division of Securities conducted an investigation into the matter and did not hold the same opinion as the State of California. After careful review of the matter and applicable law, they concluded that no action was warranted and stated that “the matter is closed.”

B. Significant Employees.

None

C. Family Relationships.

Mr. Perkins’ wife, Xiang Mei Lin Perkins, is a beneficiary under the Perkins Trust.

D. Involvement in Certain Legal Proceedings.

Except as otherwise disclosed, no officer, director, or persons nominated for such positions, promoter or significant employee has been involved in the last ten years in any of the following:

•	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•	Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

•	Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have viol-ated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

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

ATI is the majority and controlling shareholder of ATI Nationwide Holding Corp., a Florida corporation (“ATI Nationwide”). ATI Nationwide is formerly known as EXA, Inc. ATI Nationwide recently had its Notice of Corporate Action with FINRA approved, formally changing ATI Nationwide’s name and changing its symbol from EXAI to ATIN.ATI acquired the controlling interest in ATI Nationwide through a private stock acquisition with Carson Holdings, LLC, a Utah limited liability company, and Joseph C. Passalaqua, an individual, which closed on October, 7 2016. ATI Nationwide is a blank check company; however, through ATI’s performance under the Master Joint Venture and Operational Agreement with Nationwide Microfinance Limited, a Ghanaian corporation, which has been disclosed by ATI on Form 8-K dated July 14, 2016, ATI Nationwide is in the process of taking necessary steps to cease being a blank check company; however, there is no guarantee that it will be able to cease being a blank check company.

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

 Item 15. Exhibits, Financial Statement Schedules.

(a)	Exhibits:

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Certificate of Incorporation		10-12G		3.1	9/30/2016
3.2	By-Laws		10-12G		3.2	9/30/2016
4.1	Specimen Stock Certificate		10-12G		4.1	9/30/2016
4.2	Stock Purchase Agreement (Arcaro)		10-12G/A		4.2	11/3/2016
10.1	Cooperative Agreement (Shexian County)		10-12G/A		10.1	11/3/2016
10.2	Sales and Support Service Agreement (Yilaime)		10-12G/A		10.2	11/3/2016
10.3	Modular Construction & Technology Services Agreement (AmericaTowne)		10-12G/A		10.3	11/3/2016
10.4	Services Provider Agreement (AXP DISC)		10-12G/A		10.4	11/3/2016
10.5	Investment and Cooperation Agreement (Yongan)		10-12G/A		10.5	11/3/2016
10.6	Investment and Cooperation Agreement (Jiangnan)		10-12G/A		10.6	11/3/2016
10.7	Employment Agreement (Perkins)		10-12G/A		10.7	11/3/2016
31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition	X

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

Dated: June 15, 2017

By: /s/ Alton Perkins Alton Perkins, Chief Executive (Principal Executive and Financial Officer,) and Director

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

By: /s/ Alton Perkins Alton Perkins	Chief Executive Officer (Principal Executive and Financial Officer) and the Company’s sole Director	June 15, 2017

ATI Modular Technology Corp.
(FKA Global Recycle Energy, Inc.)

FINANCIAL STATEMENTS

As of December 31, 2016 and 2015

And For the Year Ended December 31, 2016 and 2015

FINANCIAL INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ATI Modular Technology Corp.

We have audited the accompanying balance sheets of ATI Modular Technology Corp. as of December 31, 2016, June 30, 2016 and June 30, 2015 and the related statement of operations, stockholders’ equity, and cash flows for the six months ended December 31, 2016 and for each of the years in the two-year period ended June 30, 2016. ATI Modular Technology Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATI Modular Technology Corp. as of December 31, 2016, June 30, 2016 and June 30, 2015, and the results of operations and cash flows for the six months ended December 31, 2016 and for each of the years in the two-year period ended June 30, 2016 in conformity with accounting principles generally accepted in the United States of America.

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

Yichien Yeh, CPA Oakland Gardens, New York, June 4, 2017

ATI Modular Technology Corp
Balance Sheets

	December 31	June 30	June 30
	2016	2016	2015
	(Restated)	(Restated)
Assets

Current assets
Cash and cash equivalents	$ 94,266	$ -	$ -
Accounts receivable, net - related parties	458,755	118,750	-
Other receivables - related parties	48,834	-	-
Advances to officers	-	19,241	-
Total Current Assets	601,855	137,991	-

Office Equipment Furniture & Fixtures	6,280	4,156	-

Total Assets	$ 608,135	$ 142,147	$ -

Liabilities and Stockholders' Equity

Current Libilities
Accounts payable and ccrued expenses	$ 209,699	$ 19,699	$ 3,859
Deposit from customers	-	30,000	-
Income tax payable	26,516	-	-
Total Current Liabilities	236,215	49,699	3,859

Total Liabilities	236,215	49,699	3,859

Commitments and Contingencies

Stockholders' Equity
Common stock,$0.001 par value, 500,000,000 shares authorized;
126,733,337, 116,075,716 and 16,075,716 shares issued and
outstanding, respectively.	126,733	116,076	16,076
Common stock subscribed	982	-	-
Additional paid in capital	833,363	32,953	32,953
Deferred compensation	(450,000)	-	-
Receivable for issuance of stock	(167,000)	-	-
Retained Earnings	27,842	(56,581)	(52,888)
Total stockholders' equity	371,920	92,448	(3,859)
Total liabilities and stockholders' equity	$ 608,135	$ 142,147	$ -

See Notes to Financial Statements

ATI Modular Technology Corp
Statements of Operations

	For the Six Months Ended		For the Years Ended
	December 31		June 30
	2016	2015	2016	2015
		(Unaudited)

Revenues - related parties	$ 750,000	$ -	$ 125,000	$ -
Cost of revenues - related parties	175,613	-	-	-
Gross profit	574,387	-	125,000	-

Operating expenses
General and administrative	463,448	4,650	132,552	3,859

Net income (loss) from operation	110,939	(4,650)	(7,552)	(3,859)

Other Income	-	-	3,859	-

Net income (loss) from operation before taxes	110,939	(4,650)	(3,693)	(3,859)

Provision for income taxes	26,516	-	-	-

Net income (loss)	$ 84,423	$ (4,650)	$ (3,693)	$ (3,859)

Earnings (Loss) per common share-basic and diluted	$ 0.00	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of common
shares outstanding basic and diluted	121,171,157	16,075,716	16,075,716	16,075,716

See Notes to Financial Statements

ATI Modular Technology Corp
Statements of Changes in Stockholders' Equity
(Restated)

			Common	Additional		Receivable
	Common Stock		Stock	Paid-In	Deferred	for Issuance	Retained
	Shares	Amount	Sunscribed	Capital	Compensation	of Stock	Earnings	Total

Balance, June 30, 2014	16,075,716	$16,076	$-	$32,953	$-	$-	$(49,029)	$-

Net loss for the year ended June 30, 2015	-	-	-	-	-	-	(3,859)	(3,859)

Balance, June 30, 2015	16,075,716	$16,076	$-	$32,953	$-	$-	$(52,888)	$(3,859)

Shares issued for services	100,000,000	100,000	-	-	-	-	-	100,000

Net loss for the year ended June 30, 2016	-	-	-	-	-	-	(3,693)	(3,693)

Balance, June 30, 2016	116,075,716	$116,076	$-	$32,953	$-	$-	$(56,581)	$92,448

Shares issued for proceeds	657,621	657	982	310,410	-	(167,000)	-	145,049

Shares issued for services	10,000,000	10,000		490,000	(500,000)	-	-	-

Amortization of Deferred Compensation	-	-	-	-	50,000	-	-	50,000

Net income for the period ended December 31, 2016	-	-	-	-	-	-	84,423	84,423

Balance, December 31, 2016	126,733,337	$126,733	$982	$833,363	$(450,000)	$(167,000)	$27,842	$371,920

See Notes to Financial Statements

ATI Modular Technology Corp

	For the Six Months Ended		For the Year Ended
	December 31		June 30
	2016	2015	2016	2015
		(Unaudited)
Operating Activities
Net loss of the period	$ 84,423	$ (4,650)	$ (3,693)	$ (3,859)
Adjustments to reconcile net loss from operations
Bad debt expense	17,895	-	6,250	-
Depreciation	416	-	-	-
Shares issued for services	-	-	100,000	-
Amortization on deferred compensation	50,000	-	-	-
Changes in Operating Assets and Liabilities				-
Accounts receivable	(357,899)	-	(125,000)	-
Other receivables	(48,834)	-	-	-
Advances to officers	19,241	-	(19,241)	-
Accounts payable and accrued expenses	190,000	4,650	15,840	3,859
Deposit from customers	(30,000)	-	30,000	-
Income tax payable	26,516	-	-	-
Net cash used in operating activities	(48,243)	-	4,156	-

Investing Activities
Purchase of fixed assets	(2,540)	-	(4,156)	-
Net cash used in investinging activities	(2,540)	-	(4,156)	-

Financing Activities
Proceeds from issuance of stock	145,049	-	-	-
Net cash provided by financing activities	145,049	-	-	-

Net increase (decrease) in cash and equivalents	94,266	-	-	-

Cash and equivalents at beginning of the period	-	-	-	-
Cash and equivalents at end of the period	$ 94,266	$ -	$ -	$ -

Supplemental cash flow information:
Interest paid	$ -	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -	$ -

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

On May 9, 2017, the Company reported that it had reached a determination to restate its previously filed financial statements for the six months ended December 31, 2016 and for the year ended June 30, 2016. The restatement had no effect on net income for the six months ended December 31, 2016 and for the year ended June 30, 2016. The restatement relates to revoke application of pushdown accounting in accordance with ASC 805-20-15-4.

The following summarizes the effects of restatement:

	Previously Reported	Adjustment	Restated
Goodwill:
12/31/2016	$206,992	(206,992)	$-
6/30/2016	$206,992	(206,992)	$-
Additional paid in capital:
12/31/2016	$1,040,355	(206,992)	$833,363
6/30/2016	$239,945	(206,992)	$32,953

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

For the six month ended December 31, 2016 and 2015, depreciation expense is $416 is $0, respectively. For the years ended June 30, 2016 and 2015, depreciation expense is $0. For the years ended June 30, 2016 and 2015, the Company’s effective income tax rate is 0% resulting from full provision of allowance valuation on deferred tax assets from the Company’s net loss.

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

For the six months ended December 31, 2016, statutory U.S tax rate is 24% based on the Company’s pre-tax net income in 2016. The Company’s 2016 effective income tax rate is 24%. For the years ended June 30, 2016 and 2015, the Company’s effective income tax rate is 0% resulting from full provision of allowance valuation on deferred tax assets from the Company’s net loss.

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

 Accounts receivable consist of the following:

	31-Dec	30-June	30-June
	2016	2016	2015
Accounts receivable- related parties	482,900	125,000	0
Less: Allowance for doubtful accounts	(24,145)	(6,250)	0
Accounts receivable, net	458,755	118,750	0

Bad debt expense was $17,895 and $0 for the six months ended December 31, 2016 and 2015, respectively. Bad debt expense was $6,250 and $0 for the fiscal year ended June 30, 2016 and for June 30, 2015 respectively.

Allowance for bad debt policy

Our bad debt policy is determined by the Company's periodic review of each account receivable for reasonable assurance of collection. Factors considered are the exporter's financial condition, past payment history if any, any conversations with the exporter about the exporter's financial conditions and any other extenuating circumstances. Based upon the above factors the Company makes a determination whether the receivable is reasonable assured of collection. Based upon our review if required we adjust the allowance for bad debt. As of December 31, 2016, June 30, 2016, and June 30, 2015, based upon our limited history, our allowance for bad debt is just above bad debt we anticipate will be written off for the year.

NOTE 5. SHAREHOLDER'S EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock:

Common stock, $ 0.001 par value: 500,000,000 shares authorized; 126,733,337, 116,075,716 and 16,075,716 shares issued and outstanding as of December 31, 2016, June 31, 2016 and June 30, 2015, respectively; Preferred stock, none: 0 shares authorized; but not issued and outstanding.

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

In addition, Joseph Arcaro is the Company’s prior Chief Executive Officer, Chief Financial Officer, Secretary and Chairman of the Board of Directors.

The Company recognizes and confirms the requirements in ACS 850 10506 to disclose all related party transactions between the Company and related party transactions and or relationships.

Pursuant to ASC 850-10-50-6, the Company makes the following transaction disclosures:

The Company also leases office space from Yilaime for $2,500/month.

Operating Statement Related Party Transactions (for the six months ending December 31, 2016 and 2015; for the years ended June 30, 2016 and 2015).

(a) $15,000, $0, $2,500 and $0 for general and administrative expenses for rent expenses the Company paid to Yilaime towards its lease agreement.

(b) $250,000, $0, $125,000 and $0 in revenues for ATI Services Agreements with the Company; $500,000, $0, $0 and $0 in revenues for Yilaime Services Agreements with the Company.

(c) $110,939, $0, $0 and $0 of compensation expense for AXP Holding Corp charges for DISC;

(d) $175,613, $0, $0 and $0 costs of revenues to Yilaime for services pursuant to the Service
Agreement;

(e) $50,000, $0, $0 and $0 for general and administrative operating expenses recorded as stock compensation for respective employment agreements;

(f) $3,334, $0, $0 and $0 for general and administrative expenses for commissions and fees;

(g) $198,000, $0, $0 and $0 for operational expense for Anhui Ao De Xin Modular Construction Technology Co., Ltd.

(h) $0, $0, $100,000 and $0 of compensation expense by issuing 100,000,000 shares to Joseph Arcaro.

(i) $0, $0, $3,859 and $0 other income of debt forgiveness from Joseph Arcaro

Balance Sheet Related Party Transactions (on December 31, 2016, June 30, 2016 and June 30, 2015)

(a) $60,088, 118,750 and $0 net account receivables ATI owes to the Company;

(b) $398,668, $0 and $0 net account receivables Yilaime owes to the Company;

(c) $48,834, $0 and $0 prepayments to AXP Holding Corp; and

(d) $198,000, $0 and $0 as accounts payable to Anhui Ao De Xin Modular Construction Technology Co., Ltd.; and

(e) $450,000, $0 and $0 as deferred compensation pursuant to respective employment agreements.

(f) $0, $19,241 and $0 advances to officers-Alton Perkins

(g) $0 $30,000 and $0 deposit from customers- Yilaime.

