Form 10-K/A
period 2016-12-31
ATI Modular Technology Corp.
filed 2017-07-21
CIK 1679426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment to Form 10-K filed on March 31, 2017)

(Mark One)

☐ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

☒TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
(Title of Class)

[Table of Contents]

Check whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Check whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

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

On June 27, 2016, we entered into a Sales and Support Services Agreement with Yilaime Corporation, a Nevada corporation (“Yilaime”). Yilaime is controlled by Mr. Perkins, who is our sole director and officer. Yilaime holds the majority of issued and outstanding shares of common stock in AmericaTowne, Inc. (“ATI”), a Delaware corporation and fully-reporting company with the United States Securities and Exchange Commission (the “SEC”). Under the Services Agreement, Yilaime will provide the Company with marketing, sales and support services in the Company’s pursuit of ATI Modular business in China in consideration of a commission equal to 10% of the gross amount of monies procured for the Company through Yilaime’s services. In consideration of the right to receive this commission, Yilaime has agreed to pay the Company a quarterly fee of $250,000 starting on July 1, 2016. The Services Agreement is set to expire on June 10, 2020, absent early termination for breach thereof by either party. Yilaime retains an option to extend the term under its sole discretion until June 10, 2025 by providing written notice to the Company by March 10, 2019. Yilaime has agreed to be the Company’s exclusive independent contractor in providing the services in the Services Agreement, and has agreed to a non-compete and non-circumvent agreement. Yilaime is obligated to provide support services only in a manner that is deemed commercially acceptable by Yilaime and Yilaime has the sole right to determine the means, manner and method by which services will be provided and at the time and location of its choosing. Furthermore, as the control person of Yilaime, Mr. Perkins might make decisions he deems are in the best interests of Yilaime, which might be to the detriment of the goals and objectives of the Company.

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

Overview

In fiscal year 2016, the Company achieved $250,000 in revenue. We can make no assurances that we will find commercial success in any of our products. We also rely upon the Service Agreements with AmericaTowne for revenues. We are a new company and thus have very limited experience in sales expectations and forecasting. We also have not fully discovered any seasonality to our business as we began operations for the first quarter of 2017. We intend on relying on AmericaTowne for operational support. If we cannot achieve independent commercial success, we may need to continue to rely on AmericaTowne for support. If AmericaTowne at any time decides to alter or change materially our arrangement, we could experience a material adverse effect on the Company.

Results of Operations through December 31, 2016

Our operating results are summarized as follows:

	For the Six Months Ended December 31		For the Years Ended June 30
	2016	2015	2016	2015
		(Unaudited)

Revenue	$250,000	—	$125,000	—
Operating Expenses	$352,510	$4,650	$132,552	$3,859
Net Income (Loss)	$102,510	($4,650)	($7,552)	($3,859)

[Table of Contents]

Revenues

Pursuant to the Company's Service Agreements, AmericaTowne recognized $250,000 with America Towne for the six months ended December 31, 2016. For six months ended December 31, 2016, and 2015, there was no cost of revenues.

We can make no assurances that we will find commercial success in any of our revenue producing contracts. We are a new company and thus have very limited experience in sales expectations and forecasting. We also have not fully discovered any seasonality to our business as we began operations in the first quarter of 2016.

The Company discloses that all revenues recorded and reflected in this annual report are related to service agreements with related parties. Specifically, the Company has entered into agreements with AmericaTowne as described above and incorporated herein by reference. The Company is controlled by one of its related parties, AmericaTowne, by virtue of AmericaTowne holding a majority of the Company’s issued and outstanding restricted common stock.

Operating Expenses

Our operating expenses are largely attributable to office, rent and professional fees related to our reporting requirements as a public company and implementation of our business plan. For the six months ended December 31, 2016 our operating expenses were $352,510, while the operating expenses for the years ending June 30, 2016 and June 30, 2015 were $132,552 and $3,859, respectively.

Net Income

As a result of our operations, for the six months ended December 31, 2016, the Company reported net loss after provision for income tax of $102,510. Compared to the years ended June 30, 2016 and June 30, 2015, our net loss was $3,693 and $3,859, respectively. The increase in our net income is due to starting our business plan and generating revenues from related parties in relation to services provided pursuant to certain contracts, as explained above.

Liquidity and Capital Resources

Working Capital

December 31 2016	June 30 2016	June 30 2015
(Restated)	(Restated)

Current Assets	$712,793	$137,991	-
Current Liabilities	$534,085	$49,699	$3,859
Working Capital	$178,708	$88,292	($3,859)

On December 31, 2016, June 30, 2016 and June 30, 2015, we have working capital (deficit) of $178,708, $88,292 and ($3,859), respectively. The overall increase in working capital is due to implementing our initial business plans.

Cash Flow

$2,540

	For the Six Months Ended December 31		For the Year Ended June 30
	2016	2015	2016	2015
		(Unaudited)
Net cash provided by (used in) operating activities	($48,243)	-	$4,156	-
Cash used in investing activities	$2,540	-	$4,156	-
Cash provided by financing activities	$145,049	-	-	-
Increase (Decrease) in cash	$94,266	-	-	-

[Table of Contents]

Cash Provided by (Used in) Operating Activities

Compared to prior periods, the increase in cash used in operating activities for the six months ended December 31, 2016 is mainly due to increase in accounts receivable.

Cash Used in Investing Activities

We spent $2,540 on fixed assets for the six months ended December 31, 2016, as compared to $4,156, $0 for the years ended June 30, 2016 and June 30, 2015, and $0 for the six months ended December 31, 2015.

Cash Provided by Financing Activities

Compared to prior periods, the increase in cash provided by financing activities for the six months ended December 31, 2016 is due to proceeds from issuance of common stock.

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

Alton Perkins – Sole Director and Officer.

Mr. Perkins has been the Chairman of the Board, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary of the Company since the change in control event on June 27, 2016. Mr. Perkins serves in these same capacities for ATI, Yilaime, and AXP Holding. Mr. Perkins is a former decorated Air Force Officer and Missile Launch Officer with 22 years of military service, who graduated from the University of Southern Illinois with a B.S. in Business Administration and a M.B.A. from the University of North Dakota. Between 1988 and 1997, he held CEO positions with start-up companies in the jet fuels, defense contracting, construction, business consulting and development, and real estate industries. Between 1997 and 2009, Mr. Perkins served as the CEO and Chief Technology Officer for internet, childcare operations, media, and realty development companies. From 2009 to the present, Mr. Perkins has served as Chairman of Yilaime and its related entities – ATI, and AXP Holding. Mr. Perkins has expertise in conducting business in China. Living and working in China studying Chinese consumer habits, working with Chinese entrepreneurs and government agencies, he developed the AmericaTowne® and AmericaStreet™ concepts.

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

ATI is the majority and controlling shareholder of ATI Nationwide Holding Corp., a Florida corporation (“ATI Nationwide”). ATI Nationwide is formerly known as EXA, Inc. ATI Nationwide recently had its Notice of Corporate Action with FINRA approved, formally changing ATI Nationwide’s name and changing its symbol from EXAI to ATIN. ATI acquired the controlling interest in ATI Nationwide through a private stock acquisition with Carson Holdings, LLC, a Utah limited liability company, and Joseph C. Passalaqua, an individual, which closed on October, 7 2016. ATI Nationwide is a blank check company; however, through ATI’s performance under the Master Joint Venture and Operational Agreement with Nationwide Microfinance Limited, a Ghanaian corporation, which has been disclosed by ATI on Form 8-K dated July 14, 2016, ATI Nationwide is in the process of taking necessary steps to cease being a blank check company; however, there is no guarantee that it will be able to cease being a blank check company.

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

Dated: July 21, 2017

By: /s/ Alton Perkins Alton Perkins, Chief Executive (Principal Executive and Financial Officer,) and Director

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

By: /s/ Alton Perkins Alton Perkins	Chief Executive Officer (Principal Executive and Financial Officer) and the Company’s sole Director	July 21, 2017

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

As discussed in Note 2 to the financial statements, the financial statements for the six months ended December 31, 2016 and for the year ended June 30, 2016 have been restated to correct a misstatement.

/s/Yichien Yeh, CPA

Yichien Yeh, CPA

Oakland Gardens, New York

July 16, 2017

[Financial Index]

ATI Modular Technology Corp
Balance Sheets
	December 31	June 30	June 30
	2016	2016	2015
	(Restated)	(Restated)
Assets

Current assets
Cash and cash equivalents	$94,266	$—	$—
Accounts receivable, net - related parties	458,755	118,750	—
Other receivables - related parties	159,772	—	—
Advances to officers	—	19,241	—
Total Current Assets	712,793	137,991	—

Office Equipment Furniture & Fixtures	6,280	4,156	—

Total Assets	$719,073	$142,147	$—

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable and accrued expenses	$209,699	$19,699	$3,859
Deposit from customers	—	30,000	—
Deferred Revenue	324,387	—	—
Income tax payable	—	—	—
Total Current Liabilities	534,086	49,699	3,859

Total Liabilities	534,086	49,699	3,859

Commitments and Contingencies

Stockholders' Equity
Common stock,$0.001 par value, 500,000,000 shares authorized;
126,733,337, 116,075,716 and 16,075,716 shares issued and
outstanding, respectively.	126,733	116,076	16,076
Common stock subscribed	982	—	—
Additional paid in capital	833,363	32,953	32,953
Deferred compensation	(450,000)	—	—
Receivable for issuance of stock	(167,000)	—	—
Retained Earnings	(159,091)	(56,581)	(52,888)
Total stockholders' equity	184,988	92,448	(3,859)
Total liabilities and stockholders' equity	$719,074	$142,147	$—

See Notes to Financial Statements

[Financial Index]

ATI Modular Technology Corp
Statements of Operations

	For the Six Months Ended		For the Years Ended
	December 31		June 30
	2016	2015	2016	2015
	(Restated)	(Unaudited)

Revenues - related parties	$250,000	$—	$125,000	$—
Cost of revenues - related parties	—	—	—	—
Gross profit	250,000	—	125,000	—

Operating expenses
General and administrative	352,510	4,650	132,552	3,859

Net income (loss) from operation	(102,510)	(4,650)	(7,552)	(3,859)

Other Income	—	—	3,859	—

Net income (loss) from operation before taxes	(102,510)	(4,650)	(3,693)	(3,859)

Provision for income taxes	—	—	—	—

Net income (loss)	$(102,510)	$(4,650)	$(3,693)	$(3,859)

Earnings (Loss) per common share-basic and diluted	$0.00	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common
shares outstanding basic and diluted	121,171,157	16,075,716	16,075,716	16,075,716

See Notes to Financial Statements

[Financial Index]

ATI Modular Technology Corp
Statements of Changes in Stockholders' Equity
(Restated)

			Common	Additional		Receivable
	Common Stock		Stock	Paid-In	Deferred	for Issuance	Retained
	Shares	Amount	Sunscribed	Capital	Compensation	of Stock	Earnings	Total

Balance, June 30, 2014	16,075,716	$16,076	$—	$32,953	$—	$—	$(49,029)	$—

Net loss for the year ended June 30, 2015	—	—	—	—	—	—	(3,859)	(3,859)

Balance, June 30, 2015	16,075,716	$16,076	$—	$32,953	$—	$—	$(52,888)	$(3,859)

Shares issued for services	100,000,000	100,000	—	—	—	—	—	100,000

Net loss for the year ended June 30, 2016	—	—	—	—	—	—	(3,693)	(3,693)

Balance, June 30, 2016	116,075,716	$116,076	$—	$32,953	$—	$—	$(56,581)	$92,448

Shares issued for proceeds	657,621	657	982	310,410	—	(167,000)	—	145,049

Shares issued for services	10,000,000	10,000	—	490,000	(500,000)	—	—	—

Amortization of Deferred Compensation	—	—	—	—	50,000	—	—	50,000

Net income for the period ended December 31, 2016	—	—	—	—	—	—	(102,510)	(102,510)

Balance, December 31, 2016	126,733,337	$126,733	$982	$833,363	$(450,000)	$(167,000)	$(159,091)	$(184,987)

See Notes to Financial Statements

[Financial Index]

ATI Modular Technology Corp
Statements of Cash Flows

	For the Six Months Ended December 31		For the Year Ended June 30
	2016	2015	2016	2015
	(Restated)	(Unaudited)
Operating Activities
Net loss of the period	$(102,510)	$(4,650)	$(3,693)	(3,859)
Adjustments to reconcile net loss from operations
Bad debt expense	17,895	—	6,250	—
Depreciation	416	—	—	—
Shares issued for services	—	—	100,000	—
Amortization on deferred compensation	50,000	—	—	—
Changes in Operating Assets and Liabilities
Accounts receivable	(357,900)	—	(125,000)	—
Other receivables	(159,772)	—	—	—
Advances to officers	19,241	—	(19,241)	—
Accounts payable and accrued expenses	190,000	4,650	15,840	3,859
Deposit from customers	(30,000)	—	30,000	—
Deferred Revenue	324,387	—	—	—
Income tax payable	—	—	—	—
Net cash used in operating activities	(48,243)	—	4,156	—

Investing Activities
Purchase of fixed assets	(2,540)	—	(4,156)	—
Net cash used in investing activities	(2,540)	—	(4,156)	—

Financing Activities
Proceeds from issuance of stock	145,049	—	—	—
Net cash provided by financing activities	145,049	—	—	—

Net increase (decrease) in cash and equivalents	94,266	—	—	—

Cash and equivalents at beginning of the period	—	—	—	—
Cash and equivalents at end of the period	$94,266	$—	$—	$—

Supplemental cash flow information:
Interest paid	$—	$—	$—	$—
Income taxes paid	$—	$—	$—	$—

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

On July 1, 2017, the Company reported that it had reached a determination to restate its previously filed financial statements for the six months ended December 31, 2016 and for the year ended June 30, 2016. The restatement decrease net income of $186,933 for the six months ended December 31, 2016. For the year ended June 30, 2016, the restatement had no effect on net income. The restatement relates to defer and recognize as a reduction to the future costs for quarterly fee from exclusivity arrangements in accordance with ASC 605-50-45.

The following summarizes the effects of restatement:

	Previously Reported	Adjustment	Restated
Goodwill:
12/31/2016	$206,992	(206,992)	$-
6/30/2016	$206,992	(206,992)	$-
Additional paid in capital:
12/31/2016	$1,040,355	(206,992)	$833,363
6/30/2016	$239,945	(206,992)	$32,953
Deferred Revenue:
12/31/2016	$-	324,387	$324,387
Income tax payable:
12/31/2016	$26,516	(26,516)	$-
Other receivables – related parties
12/31/2016	$48,834	110,938	$159,772
Revenue-related parties:
12/31/2016	$750,000	(500,000)	$250,000
Cost of revenues-related parties:
12/31/2016	$175,613	(175,613)	$-
General and administrative expenses:
12/31/2016	$463,448	(110,938)	$352,510
Provision for income taxes:
12/31/2016	$26,516	(26,516)	$-

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

For the six months ended December 31, 2016 and for the years ended June 30, 2016 and 2015, the Company’s effective income tax rate is 0% resulting from full provision of allowance valuation on deferred tax assets from the Company’s net loss.

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

The nature of the accounts receivable for June 30, 2017 in the amount of $125,000 are for Modular Construction and Technology Services and utilization of anticipated modular construction technology. The Company’s allowance for bad debt is $6,250, which provides a net receivable balance of $118,750.

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

NOTE 5. DEFERRED REVENUE

The Company receives $250,000 quarterly fee from Yilaime for Sales and Support Services Agreement. In accordance with ASC 605-50-45, the Company defers and recognizes as a reduction to the future costs for quarterly fee. For the six months December 31, 2016, $500,000 fee from exclusive agreement incurred; $324,387 is booked deferred revenue as current liability on December 31, 2016 and $175,613 went against cost charged by Yilaime.

NOTE 6. SHAREHOLDER'S EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock:

Common stock, $ 0.001 par value: 500,000,000 shares authorized; 126,733,337, 116,075,716 and 16,075,716 shares issued and outstanding as of December 31, 2016, June 31, 2016 and June 30, 2015, respectively; Preferred stock, none: 0 shares authorized; but not issued and outstanding.

NOTE 7. STOCK BASED COMPENSATION

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

NOTE 8. RELATED PARTIES TRANSACTIONS

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

Sales and Support Services Agreement (Yilaime Corporation)

On June 27, 2016, we entered into a Sales and Support Services Agreement with Yilaime Corporation, a Nevada corporation (“Yilaime”). Yilaime is controlled by Alton Perkins, who is our sole director and officer. Yilaime holds the majority of issued and outstanding shares of common stock in AmericaTowne, Inc. (“ATI”), a Delaware corporation and fully-reporting company with the United States Securities and Exchange Commission (the “SEC”). Mr. Perkins is also the Trustee of the Alton & Xiang Mei Lin Perkins Family Trust (“Perkins Trust”) and the AXP Nevada Asset Protection Trust 1 (“AXP”), which holds 5,100,367 and 120,000 shares, respectively, of the issued and outstanding common stock in ATI. Mr. Perkins is the beneficial owner of 20,674,484 shares of ATI, which equals 90.11% of issued and outstanding shares. Mr. Perkins is the beneficial owner of the majority and controlling interest in the Company through his direct holdings, and beneficial holdings through Yilaime, AXP and the Perkins Trust. ATI, Perkins Trust and Mr. Perkins beneficially own 110,117,593 shares, or 86%, of the Company’s common stock.

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

(b) $250,000, $0, $125,000 and $0 in revenues for ATI Services Agreements with the Company

(c) $50,000, $0, $0 and $0 for general and administrative operating expenses recorded as stock compensation for respective employment agreements;

(d) $3,334, $0, $0 and $0 for general and administrative expenses for commissions and fees;

(e) $198,000, $0, $0 and $0 for operational expense for Anhui Ao De Xin Modular Construction Technology Co., Ltd.

(f) $0, $0, $100,000 and $0 of compensation expense by issuing 100,000,000 shares to Joseph Arcaro.

(g) $0, $0, $3,859 and $0 other income of debt forgiveness from Joseph Arcaro

Balance Sheet Related Party Transactions (on December 31, 2016, June 30, 2016 and June 30, 2015)

(a) $60,088, 118,750 and $0 net account receivables ATI owes to the Company;

(b) $398,668, $0 and $0 net account receivables Yilaime owes to the Company;

(c) $159,772, $0 and $0 prepayments to AXP Holding Corp; and

(d) $198,000, $0 and $0 as accounts payable to Anhui Ao De Xin Modular Construction Technology Co., Ltd.; and

(e) $450,000, $0 and $0 as deferred compensation pursuant to respective employment agreements.

(f) $0, $19,241 and $0 advances to officers-Alton Perkins

(g) $0, $30,000 and $0 deposit from customers- Yilaime.

(h) $324,387, 0 and $0 deferred revenue-Yilaime

[Financial Index]