Form 10-Q/A
period 2016-12-31
ATI Modular Technology Corp.
filed 2017-07-21
CIK 1679426

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment to Form 10-Q filed on May 12, 2017)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
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

EXPLANATORY NOTE

ATI Modular Technology Corp. is filing this Amendment to its previously filed Quarterly Report on Form 10-Q filed on May 12, 2017 to restate its financial statements on March 31, 2017. The information in the Transition Report is amended to read in its entirety as set forth in this Amendment. Except to reflect the restatement of the financial statements, the related disclosure controls and procedures matters, the information in the Quarterly Report and this Amendment has not been updated or otherwise changed to reflect any events, conditions or other developments that have occurred or existed since May 12, 2017, the date the Quarterly Report was filed. Accordingly, except solely with regard to the restatement, the related disclosure controls and procedures matters, all information in the Quarterly Report and this Amendment speaks only as of May 12, 2017. References made in this Amendment to "this Form 10-Q" mean this Amendment on Form 10-Q/A unless the context requires otherwise.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ATI Modular Technology Corp
Balance Sheets

	March 31	December 31
	2017	2016
	(Unaudited)
	(Restated)
Assets
Current assets
Cash and cash equivalents	$89,543	$94,266
Accounts receivable, net - related parties	751,769	458,755
Other receivables - related parties	145,008	159,772
Total Current Assets	986,321	712,793

Office Equipment Furniture & Fixtures	5,018	6,280

Total Assets	$991,339	$719,073

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable and accrued expenses	$204,699	$209,699
Deposit from customers	—	—
Deferred Revenue	539,387	324,387
Income tax payable	2,215	—
Total Current Liabilities	746,300	534,086

Total Liabilities	746,300	534,086

Commitments and Contingencies

Stockholders' Equity
Common stock,$0.001 par value, 500,000,000 shares authorized;
126,740,708 and 126,733,337 shares issued and outstanding	126,741	126,733
Common stock subscribed	988	982
Additional paid in capital	879,850	833,363
Deferred compensation	(425,000)	(450,000)
Receivable for issuance of stock	(191,000)	(167,000)
Retained Earnings	(146,540)	(159,091)
Total stockholders' equity	245,039	184,987
Total liabilities and stockholders' equity	$991,340	$719,073

See Notes to Financial Statements

ATI Modular Technology Corp
Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31
	2017	2016
	(Restated)

Revenues - related parties	$125,000	$—
Cost of revenues - related parties	—	—
Gross profit	125,000	—

Operating expenses
General and administrative	110,235	450

Net income (loss) from operation	14,765	(450)

Other Income	—	—

Net income (loss) from operation before taxes	14,765	(450)

Provision for income taxes	2,215	—

Net income (loss)	$12,550	$(450)

Earnings (Loss) per common share-basic and diluted	$0.00	$(0.00)

Weighted average number of common
shares outstanding basic and diluted	126,738,200	116,575,716

  See Notes to Financial Statements

ATI Modular Technology Corp

Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31
	2017	2016
	(Restated)

Operating Activities
Net income (loss) of the period	$12,550	$(450)
Adjustments to reconcile net loss from operations
Bad debt expense	15,422	—
Depreciation	2,123	—
Shares issued for services	—	—
Amortization on deferred compensation	25,000	—
Changes in Operating Assets and Liabilities
Accounts receivable	(308,435)	—
Other receivables	14,765	—
Accounts payable and accrued expenses	(5,001)	—
Due to related parties	—	450
Deferred revenue	215,000	—
Income tax payable	2,215	—
Net cash used in operating activities	(26,362)	—

Investing Activities
Purchase of fixed assets	(861)	—
Net cash used in investing activities	(861)	—

Financing Activities
Proceeds from issuance of stock	22,500	—
Net cash provided by financing activities	22,500	—

Net increase (decrease) in cash and equivalents	(4,723)	—

Cash and equivalents at beginning of the period	94,266.00	—
Cash and equivalents at end of the period	$89,543	$—

Supplemental cash flow information:
Interest paid	$—	$—
Income taxes paid	$—	$—

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

On July 1, 2017, the Company reported that it had reached a determination to restate its previously filed financial statements for the three months ended March 31, 2017. The restatement decrease net income of $179,788 for the six months ended December 31, 2016. For the year ended June 30, 2016, the restatement had no effect on net income. The restatement relates to defer and recognize as a reduction to the future costs for quarterly fee from exclusivity arrangements in accordance with ASC 605-50-45.

The following summarizes the effects of restatement:

	Previously Reported	Adjustment	Restated
Deferred Revenue:
3/31/2017	$-	539,387	$539,387
Income tax payable:
3/31/2017	$61,728	(59,513)	$2,215
Other receivables – related parties
3/31/2017	$-	207,467	207,467
Revenue-related parties:
3/31/2017	$375,000	(250,000)	$125,000
Cost of revenues-related parties:
3/31/2017	$35,000	(35,000)	$-
General and administrative expenses:
3/31/2017	$206,764	(96,529)	$110,235
Provision for income taxes:
3/31/2017	$35,212	(32,997)	$2,215

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

Accounts receivable consist of the following:

	Mar 31 2017	Dec 31 2016

Accounts receivable related parties	791,336	125,000
Less: Allowance for doubtful accounts	(39,567)	(6,250)
Accounts receivable, net	$751,769	$118,750

Bad debt expense was $15,422 and $0 for the quarter ended March 31, 2017 and 2016, respectively.

NOTE 5. DEFERRED REVENUE

The Company receives $250,000 quarterly fee from Yilaime for Sales and Support Services Agreement. In accordance with ASC 605-50-45, the Company defers and recognizes as a reduction to the future costs for quarterly fee. For the three months March 31, 2017, $250,000 fee from exclusive agreement incurred; $215,000 is booked deferred revenue as current liability on March 31, 2017 and $35,000 went against cost charged by Yilaime.

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

Sales and Support Services Agreement (Yilaime Corporation)

On June 27, 2016, we entered into a Sales and Support Services Agreement with Yilaime Corporation, a Nevada corporation (“Yilaime”). Yilaime is controlled by Alton Perkins, who is our sole director and officer. Yilaime is the holder of the majority of the majority of issued and outstanding shares of common stock in AmericaTowne, Inc. (“ATI”), a Delaware corporation and fully-reporting company with the United States Securities and Exchange Commission (the “SEC”). Mr. Perkins is also the Trustee of the Alton & Xiang Mei Lin Perkins Family Trust (“Perkins Trust”) and the AXP Nevada Asset Protection Trust 1 (“AXP”), which holds 5,100,367 and 120,000 shares, respectively, of the issued and outstanding common stock in ATI. Mr. Perkins is the beneficial owner of 20,674,484 shares of ATI, which equals 90.11% of issued and outstanding shares. Mr. Perkins is the beneficial owner of the majority and controlling interest in the Company through his direct holdings, and beneficial holdings through Yilaime, AXP and the Perkins Trust. ATI, Perkins Trust and Mr. Perkins beneficially own 110,117,593 shares, or 86%, of the Company’s common stock.

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

The Company recognizes and confirms the requirements in ACS 850-10-50-6 to disclose all related party transactions between the Company and related party transactions and or relationships.

The Company also leases office space from Yilaime for $2,500/month.

Pursuant to ASC 850-10-50-6, the Company makes the following transaction disclosures for the quarter ended or as of March 31, 2017:

For Statement of Operations:

(a)	$125,000 in revenues for ATI Services Agreements with the Company;
(b)	$7,500 for general and administrative expenses for rent expenses the Company paid to Yilaime towards its lease agreement;
(c)	$14,765 of compensation expense for AXP Holding Corp charges for DISC.

(d)	$25,000 and $0 for general and administrative operating expenses recorded as stock compensation for respective employment agreements;

(e)	$1,500 for general and administrative expenses for commissions and fees

For Balance Sheets on March 31, 2017 and December 31, 2016:

(a)	$156,354 and $60,088 net account receivables ATI owes to the Company;

(b)	$595,416 and $398,668 net account receivables Yilaime owes to the Company;

(c)	$145,008 and $159,772 prepayments to AXP Holding Corp;

(d)	$539,387 and $324,387 deferred revenue-Yilaime;

(e)	$198,000 and 198,000 as accounts payable to Anhui Ao De Xin Modular Construction Technology Co., Ltd.;

(f)	425,000 and 450,000 as deferred compensation pursuant to respective employment agreements.

NOTE 9. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of income tax expense for the three months ended March 31, 2017 and 2016 are as follows

	For the Three Months Ended
	March 31, 2017	March 31, 2016
Current tax expense	$2,215	$—
Deferred tax expense	—	—
Tax expense (benefit)	$2,215	$—

The Company had $2,215 and $0 of income tax liability as of March 31, 2017 and December 31, 2016, respectively.

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

Results of Operations for the Three Months Ended March 31, 2017 and 2016

Our operating results for the three months ended March 31, 2017 and 2016 are summarized as follows:

	Three Months Ended
	March 31, 2017	March 31, 2016
Revenue	$125,000	$—
Cost of Revenues	$—	$—
Operating Expenses	$110,235	450

Net Income (Loss)	$12,550	$(450)

Revenues

During the first quarter of 2017, the Company generated revenue of $125,000. The Company's revenues came from related parties for services rendered, $125,000 for the service rights agreement with AmericaTowne. We can make no assurances that we will find commercial success in any of our revenue producing contracts. Our revenues, thus far, rely entirely on related parties. We are a new company and thus have very limited experience in sales expectations and forecasting. We also have not fully discovered any seasonality to our business as we began operations in the second quarter of 2016.

Operating Expenses

Our expenses for the first months ended March 31, 2017 and 2016 are outlined in the table below:

	Three Months Ended
	March 31, 2017	March 31, 2016
General and Administrative	$110,235	$450

Total Operating Expenses	$110,235	$450

Our operating expenses are largely attributable to administrative expenses related to our reporting requirements as a public company and implementation of our business plan.

Net Income

As a result of our operations, the Company reported net income before tax obligations of 14,765 for the first Quarter of 2017.

Liquidity and Capital Resources

Working Capital

	March 31, 2017	December 31, 2016
Current Assets	$986,321	$712,793
Current Liabilities	$746,300	$534,086

Working Capital	$240,021	$178,707

Cash Flow

	Three Months Ended
	March 31, 2017	March 31, 2016
Net Cash Used in Operating Activities	$26,362	$—
Net Cash Used in Investing Activities	$861	$—
Nat Cash Provided by Financing Activities	$22,500	$—

Increase/Decrease in Cash	$(4,723)	$—

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
Date: July 18, 2017

-28-