Form 10-Q
period 2017-06-30
ATI Modular Technology Corp.
filed 2017-07-26
CIK 1679426

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
OR
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ATI Modular Technology Corp
Balance Sheets

	June 30	December 31
	2017	2016
	(Unaudited)

Assets
Current assets
Cash and cash equivalents	$214,444	$94,266
Accounts receivable, net - related parties	793,418	458,755
Other receivables - related parties	114,177	159,772
Total Current Assets	1,122,039	712,793

Office Equipment Furniture & Fixtures	4,349	6,280

Total Assets	$1,126,388	$719,073

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable and accrued expenses	$68,917	$209,699
Deposit from customers	—	—
Deferred Revenue	754,387	324,387
Income tax payable	6,839	—
Total Current Liabilities	830,143	534,086

Total Liabilities	830,143	534,086

Commitments and Contingencies

Stockholders' Equity
Common stock, $0.001 par value, 500,000,000 shares authorized;
126,740,708 and 126,733,337 shares issued and outstanding	126,741	126,733
Common stock subscribed	1,000	982
Additional paid in capital	896,318	833,363
Deferred compensation	(400,000)	(450,000)
Receivable for issuance of stock	(207,480)	(167,000)
Retained Earnings	(120,334)	(159,091)
Total stockholders' equity	296,245	184,987
Total liabilities and stockholders' equity	$1,126,388	$719,073

See Notes to Financial Statements

ATI Modular Technology Corp
Statements of Operations
(Unaudited)

	For the three months ended		For the six months ended
	June 30		June 30
	2017	2016	2017	2016
Revenues - related parties	$125,000	$125,000	$250,000	$125,000
Cost of revenues - related parties	—	—	—	—
Gross profit	125,000	125,000	250,000	125,000

Operating expenses
General and administrative	94,169	27,452	204,404	27,902

Net income (loss) from operation	30,831	97,548.00	45,596	97,098

Other Income	—	3,859	—	3,859

Net income (loss) from operation before taxes	30,831	101,407	45,596	100,957

Provision for income taxes	4,624	—	6,839	—

Net income (loss)	$26,207	$101,407	$38,757	$100,957

Earnings (Loss) per common share-basic and diluted	$0.00	$0.00	$0.00	$0.00

Weighted average number of common
shares outstanding basic and diluted	126,740,708	116,075,716	126,739,461	116,075,716

  See Notes to Financial Statements

ATI Modular Technology Corp

Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30
	2017	2016

Operating Activities
Net income (loss) of the period	$38,757	$100,957
Adjustments to reconcile net loss from operations
Bad debt expense	17,614	6,250
Depreciation	2,792	—
Shares issued for services	—	—
Amortization on deferred compensation	50,000	—
Changes in Operating Assets and Liabilities
Accounts receivable	(352,276)	(125,000)
Other receivables	45,596	—
Advances to officers	—	(19,241)
Accounts payable and accrued expenses	(140,782)	19,699
Due to related parties	—	8,509
Deposit from customers	—	30,000
Deferred revenue	430,000	—
Income tax payable	6,839	—
Net cash provided by operating activities	98,539	4,156

Investing Activities
Purchase of fixed assets	(861)	(4,156)
Net cash used in investing activities	(861)	(4,156)

Financing Activities
Proceeds from issuance of stock	22,499	—
Net cash provided by financing activities	22,499	—

Net increase (decrease) in cash and equivalents	120,178	—

Cash and equivalents at beginning of the period	94,266	—
Cash and equivalents at end of the period	$214,444	$—

Supplemental cash flow information:
Interest paid	$—	$—
Income taxes paid	$—	$—

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

Our principal executive offices are located at 4700 Homewood Court, Suite 100 in Raleigh, North Carolina. We are registered as a foreign business entity in the State of North Carolina. We lease the office space from Yilaime Corporation, a Nevada corporation doing business in North Carolina, and a related party to the Company, as set forth below. Our physical location for our operations in China along with a manufacturing facility is Anhui Province Jiangnan Industrial Concentration Zone New Energy Industry Park A1, A2, A5 Plant Chizhou City, Anhui Province, China. The Company has registering its wholly owned subsidiary Anhui Ao De Xin Modular Building Technology Co. Ltd. in Jiangnan Industry Zone, Chizhou, China.

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

The Company presented to Anhui Project to United States Ex-Im Bank, which provided a Letter of Interest in providing support for the Project. Additionally, pursuant to its agreement with Chizhou government, Chizhou preliminarily agreed to provide support for EX-IM funding either by a guarantee or local bank support. Although no loan application has been submitted management is under the impression that subject to meeting Ex-Im Bank’s standard underwriting requirements, there is a possibility of loans, and other funding including working capital and insurance. Going forward, we plan on working with Ex-Im to seek insurance and funding for the Chizhou operations. There is no assurance that funding and or insurance will be obtained.

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company's financial position at June 30, 2017, and the results of its operations and cash flows for the six months ended June 30, 2017. The results of operations for the period ended June 30, 2017 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

For the six months ended June 30, 2017 and 2016 depreciation expense is $2,792 and $0, respectively.

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

At June 30, 2017 and December 31, 2016, no potentially dilutive shares were outstanding.

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

There were no sales returns and allowances from inception to June 30, 2017.

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

NOTE 4. ACCOUNT RECEIVABLES – RELATED PARTIES

The nature of the accounts receivable for June 30, 2017 in the amount of $835,177 are for modular construction and technology services and utilization of anticipated modular construction technology by ATI pursuant to the Modular Construction & Technology Services Agreement between ATI and the Company dated June 28, 2016 (hereinafter, the “ATI Services Agreement”) and for the Sales and Support Services Agreement with Yilaime on June 27, 2016 (the “Yilaime Services Agreement”). On June 30, 2017, the Company's allowance for bad debt is $41,759 which provides a net receivable balance of $793,418.

Accounts receivable consist of the following:

	June 30 2017	Dec 31 2016

Accounts receivable related parties	835,177	482,900
Less: Allowance for doubtful accounts	(41,759)	(24,145)
Accounts receivable, net	$793,418	$458,755

Bad debt expense was $17,614 and $6,250 for the quarter ended June 30, 2017 and 2016, respectively.

NOTE 5. DEFERRED REVENUE

The Company receives $250,000 quarterly fee from Yilaime for Sales and Support Services Agreement. In accordance with ASC 605-50-45, the Company defers and recognizes as a reduction to the future costs for quarterly fee. For the six months June 30, 2017, $500,000 fee from exclusive agreement incurred; $754,387 is booked deferred revenue as current liability on June 30, 2017 and $70,000 went against cost charged by Yilaime.

NOTE 6. SHAREHOLDER'S EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of June 30, 2017:

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

For the six months ended June 30, 2017, $50,000 of stock compensation was charged to operating expenses and $400,000 was recorded as deferred compensation on June 30, 2017.

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

The Company also leases office space from Yilaime for $2,500/month.

Pursuant to ASC 850-10-50-6, the Company makes the following transaction disclosures for the six months ended or as of June 30, 2017:

For Statement of Operations:

(a)	$250,000 in revenues for ATI Services Agreements with the Company;
(b)	$15,000 for general and administrative expenses for rent expenses the Company paid to Yilaime towards its lease agreement;
(c)	$45,597 of compensation expense for AXP Holding Corp charges for DISC.

(d)	$50,000 and $0 for general and administrative operating expenses recorded as stock compensation for respective employment agreements;

(e)	$3,477 for general and administrative expenses for commissions and fees

For Balance Sheets on June 30, 2017 and December 31, 2016:

(a)	$192,364 and $60,088 net account receivables ATI owes to the Company;

(b)	$601,055 and $398,668 net account receivables Yilaime owes to the Company;

(c)	$114,177 and $159,772 prepayments to AXP Holding Corp;

(d)	$754,387 and $324,387 deferred revenue-Yilaime;

(e)	$63,717 and 198,000 as accounts payable to Anhui Ao De Xin Modular Construction Technology Co., Ltd.;

(f)	400,000 and 450,000 as deferred compensation pursuant to respective employment agreements.

NOTE 9. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of income tax expense for the six months ended June 30, 2017 and 2016 are as follows

	For the Six Months Ended
	June 30, 2017	June 30, 2016
Current tax expense	$6,839	$—
Deferred tax expense	—	—
Tax expense (benefit)	$6,839	$—

The Company had $6,839 and $0 of income tax liability as of June 30, 2017 and December 31, 2016, respectively.

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

We disclaim any obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report on Form 10-Q. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Quarterly Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

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

Results of Operations for the Six Months Ended June 30, 2017 and 2016

Our operating results for the six months ended June 30, 2017 and 2016 are summarized as follows:

	Six Months Ended
	June 30, 2017	June 30, 2016
Revenue	$250,000	$125,000
Cost of Revenues	$—	$—
Operating Expenses	$204,404	27,902

Net Income (Loss)	$38,757	$100,957

Revenues

For the six months ended June 30, 2017, the Company generated revenue of $250,000. The Company's revenues came from related parties for services rendered $250,000 for the service rights agreement with AmericaTowne. We can make no assurances that we will find commercial success in any of our revenue producing contracts. Our revenues, thus far, rely entirely on related parties. We are a new company and thus have very limited experience in sales expectations and forecasting. We also have not fully discovered any seasonality to our business as we began operations in the second quarter of 2016.

Operating Expenses

Our expenses for the first six months ended June 30, 2017 and 2016 are outlined in the table below:

	Six Months Ended
	June 30, 2017	June 30, 2016
General and Administrative	$204,404	$27,902

Total Operating Expenses	$204,404	$27,902

Our operating expenses are largely attributable to administrative expenses related to our reporting requirements as a public company and implementation of our business plan.

Net Income

As a result of our operations, the Company reported net income before tax obligations of 38,757 for the six months ended June 30, 2017.

Liquidity and Capital Resources

Working Capital

	June 30, 2017	December 31, 2016
Current Assets	$1,122,039	$712,793
Current Liabilities	$830,143	$534,086

Working Capital	$291,896	$178,707

Cash Flow

	Six Months Ended
	June 30, 2017	June 30, 2016
Net Cash Provided by Operating Activities	$98,539	$4,156
Net Cash Used in Investing Activities	$861	$4,156
Nat Cash Provided by Financing Activities	$22,499	$—

Increase in Cash	$120,178	$—

Cash Provided by Operating Activities

We have $98,539 and $4,156 net cash provided by operating activities for the six months ended June 30, 2017 and 2016, respectively. The increase is mainly due to increase in deferred revenue.

Cash Used in Investing Activities

For the three months ended June 30, 2017 and 2016, we spent $861 and $4,156 on purchasing fixed assets, respectively.

Cash Provided by Financing Activities

We received $22,499 from issuance of stock for the six months ended June 30, 2017.

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

As described in Basis of Presentation in this First Quarter Report for fiscal year 2016, the Company recently determined that a material weakness existed in the Firm's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) as of June 30, 2017. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

As a result of that determination, the Company's Chief Executive Officer and Chief Financial Officer have since concluded that the Firm's disclosure controls and procedures were not effective as of June 30, 2017.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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
Date: July 26, 2017

-28-