Form 10-Q
period 2017-09-30
ATI Modular Technology Corp.
filed 2017-10-18
CIK 1679426

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
OR
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ATI Modular Technology Corp
Balance Sheets

	September 30	December 31
	2017	2016
	(Unaudited)

Assets
Current assets
Cash and cash equivalents	$167,554	$94,266
Accounts receivable, net - related parties	1,096,384	458,755
Other receivables - related parties	95,504	159,772
Total Current Assets	1,359,442	712,793

Office Equipment Furniture & Fixtures	3,679	6,280

Total Assets	$1,363,121	$719,073

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable and accrued expenses	$27,412	$209,699
Deposit from customers	—	—
Deferred Revenue	1,004,387	324,387
Income tax payable	7,246	—
Total Current Liabilities	1,039,045	534,086

Total Liabilities	1,039,045	534,086

Commitments and Contingencies

Stockholders' Equity
Common stock, $0.001 par value, 500,000,000 shares authorized;
126,740,708 and 126,733,337 shares issued and outstanding	126,741	126,733
Common stock subscribed	1,000	982
Additional paid in capital	896,341	833,363
Deferred compensation	(375,000)	(450,000)
Receivable for issuance of stock	(206,980)	(167,000)
Retained Earnings	(118,026)	(159,091)
Total stockholders' equity	324,076	184,987
Total liabilities and stockholders' equity	$1,363,121	$719,073

See Notes to Financial Statements

ATI Modular Technology Corp
Statements of Operations
(Unaudited)

	For the three months ended		For the nine months ended
	September 30		September 30
	2017	2016	2017	2016

Revenues - related parties	$125,000	$125,000	$375,000	$250,000
Cost of revenues - related parties	—	—	—	—
Gross profit	125,000	125,000	375,000	250,000

Operating expenses
General and administrative	122,284	90,227	326,688	118,129

Net income (loss) from operation	2,716	34,773	48,312	131,871

Other Income	—	—	—	3,859

Net income (loss) from operation before taxes	2,716	34,773	48,312	135,730

Provision for income taxes	408	6,245	7,247	6,245

Net income (loss)	$2,308	$28,528	$41,065	$129,485

Earnings (Loss) per common share-basic and diluted	$0.00	$0.00	$0.00	$0.00

Weighted average number of common shares outstanding basic and diluted	126,740,708	116,460,383	126,739,881	116,204,874

  See Notes to Financial Statements

ATI Modular Technology Corp

Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30
	2017	2016

Operating Activities
Net income (loss) of the period	$41,065	$129,485
Adjustments to reconcile net loss from operations
Bad debt expense	49,655	15,927
Depreciation	3,462	208
Shares issued for services	—	—
Amortization on deferred compensation	75,000	—
Changes in Operating Assets and Liabilities
Accounts receivable	(687,284)	(316,892)
Other receivables	64,269	—
Advances to officers	—	(130,311)
Accounts payable and accrued expenses	(182,286)	3,699
Due to related parties	—	8,509
Deposit from customers	—	—
Income tax payable		6,245
Deferred revenue	680,000	250,000
Income tax payable	7,246	—
Net cash provided by (used in) operating activities	51,127	(50,148)

Investing Activities
Purchase of fixed assets	(861)	(4,156)
Net cash used in investing activities	(861)	(4,156)

Financing Activities
Proceeds from issuance of stock	23,022	140,118
Net cash provided by financing activities	23,022	140,118

Net increase (decrease) in cash and equivalents	73,288	85,814

Cash and equivalents at beginning of the period	94,266	—
Cash and equivalents at end of the period	$167,554	$85,814

Supplemental cash flow information:
Interest paid	$—	$—
Income taxes paid	$—	$—

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company's financial position at September 30, 2017, and the results of its operations and cash flows for the nine months ended September 30, 2017. The results of operations for the period ended September 30, 2017 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

For the nine months ended September 30, 2017 and 2016 depreciation expense is $3,462 and $208, respectively

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

At September 30, 2017 and December 31, 2016, no potentially dilutive shares were outstanding.

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

There were no sales returns and allowances from inception to September 30, 2017.

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

NOTE 4. ACCOUNT RECEIVABLES – RELATED PARTIES

The nature of the accounts receivable for September 30, 2017 in the amount of $1,154,089 are for modular construction and technology services and utilization of anticipated modular construction technology by ATI pursuant to the Modular Construction & Technology Services Agreement between ATI and the Company dated June 28, 2016 (hereinafter, the “ATI Services Agreement”) and for the Sales and Support Services Agreement with Yilaime on June 27, 2016 (the “Yilaime Services Agreement”). On September 30, 2017, the Company's allowance for bad debt is $57,705 which provides a net receivable balance of $1,096,384.

Accounts receivable consist of the following:

	Sept 30 2017	Dec 31 2016

Accounts receivable related parties	1,154,089	482,900
Less: Allowance for doubtful accounts	(57,705)	(24,145)
Accounts receivable, net	$1,096,384	$458,755

Bad debt expense was $49,655 and $15,927 for the nine months ended September 30, 2017 and 2016, respectively.

NOTE 5. DEFERRED REVENUE

The Company receives $250,000 quarterly fee from Yilaime for Sales and Support Services Agreement. In accordance with ASC 605-50-45, the Company defers and recognizes as a reduction to the future costs for quarterly fee. For the nine months September 30, 2017, $750,000 fee from exclusive agreement incurred; $1,004,387 is booked deferred revenue as current liability on September 30, 2017 and $70,000 went against cost charged by Yilaime.

NOTE 6. SHAREHOLDER'S EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of September 30, 2017:

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

For the nine months ended September 30, 2017, $75,000 of stock compensation was charged to operating expenses and $375,000 was recorded as deferred compensation on September 30, 2017.

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

The Company also leases office space from Yilaime for $2,500/month.

Pursuant to ASC 850-10-50-6, the Company makes the following transaction disclosures for the nine months ended or as of September 30, 2017:

For Statement of Operations:

(a)	$375,000 in revenues for ATI Services Agreements with the Company;
(b)	$22,500 for general and administrative expenses for rent expenses the Company paid to Yilaime towards its lease agreement;
(c)	$48,312 of compensation expense for AXP Holding Corp charges for DISC.

(d)	$75,000 and $0 for general and administrative operating expenses recorded as stock compensation for respective employment agreements;

(e)	$3,477 for general and administrative expenses for commissions and fees

For Balance Sheets on September 30, 2017 and December 31, 2016:

(a)	$172,173 and $60,088 net account receivables ATI owes to the Company;

(b)	$924,211 and $398,668 net account receivables Yilaime owes to the Company;

(c)	$95,504 and $159,772 prepayments to AXP Holding Corp;

(d)	$1,004,387 and $324,387 deferred revenue-Yilaime;

(e)	$23,712 and 198,000 as accounts payable to Anhui Ao De Xin Modular Construction Technology Co., Ltd.;

(f)	375,000 and 450,000 as deferred compensation pursuant to respective employment agreements.

NOTE 9. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of income tax expense for the nine months ended September 30, 2017 and 2016 are as follows

	For the Nine Months Ended
	September 30, 2017	September 30, 2016
Current tax expense	$7,247	$6,245
Deferred tax expense	—	—
Tax expense (benefit)	$7,247	$6,245

The Company had $7,247 and $6,245 of income tax liability as of September 30, 2017 and December 31, 2016, respectively.

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

Results of Operations for the Nine Months Ended September 30, 2017 and 2016

Our operating results for the nine months ended September 30, 2017 and 2016 are summarized as follows:

	Nine Months Ended
	September 30, 2017	September 30, 2016
Revenue	$375,000	$250,000
Cost of Revenues	$—	$—
Operating Expenses	$326,688	118,129

Net Income (Loss)	$41,065	$129,485

Revenues

For the nine months ended September 30, 2017, the Company generated revenue of $375,000. The Company's revenues came from related parties for services rendered $375,000 for the service rights agreement with AmericaTowne. We can make no assurances that we will find commercial success in any of our revenue producing contracts. Our revenues, thus far, rely entirely on related parties. We are a new company and thus have very limited experience in sales expectations and forecasting. We also have not fully discovered any seasonality to our business as we began operations in the fourth quarter of 2017.

Operating Expenses

Our expenses for the first nine months ended September 30, 2017 and 2016 are outlined in the table below:

	Nine Months Ended
	September 30, 2017	September 30, 2016
General and Administrative	$326,688	$118,129

Total Operating Expenses	$326,688	$118,129

Our operating expenses are largely attributable to administrative expenses related to our reporting requirements as a public company and implementation of our business plan.

Net Income

As a result of our operations, the Company reported net income before tax obligations of $41,065 for the nine months ended September 30, 2017.

Liquidity and Capital Resources

Working Capital

	September 30, 2017	December 31, 2016
Current Assets	$1,359,442	$712,793
Current Liabilities	$1,039,045	$534,086

Working Capital	$320,397	$178,707

Cash Flow

	Six Months Ended
	September 30, 2017	September 30, 2016
Net Cash Provided by (Used in) Operating Activities	$51,127	$(50,148)
Net Cash Used in Investing Activities	$861	$4,156
Nat Cash Provided by Financing Activities	$23,022	$—

Increase in Cash	$73,288	$—

Cash Provided by Operating Activities

We have $98,539 and $(50,148) net cash provided by (used in) operating activities for the nine months ended September 30, 2017 and 2016, respectively. The increase is mainly due to increase in deferred revenue.

Cash Used in Investing Activities

For the nine months ended September 30, 2017 and 2016, we spent $861 and $4,156 on purchasing fixed assets, respectively.

Cash Provided by Financing Activities

We received $23,022 from issuance of stock for the nine months ended September 30, 2017.

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

As described in Basis of Presentation in this Third Quarter Report for fiscal year 2017, the Company recently determined that a material weakness existed in the Firm's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) as of September 30, 2017. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

As a result of that determination, the Company's Chief Executive Officer and Chief Financial Officer have since concluded that the Firm's disclosure controls and procedures were not effective as of September 30, 2017.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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
Date: October 18, 2017

-28-