Form 10-K
period 2017-12-31
ATI Modular Technology Corp.
filed 2018-04-16
CIK 1679426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________ to __________

ATI MODULAR TECHNOLOGY CORP.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

NEVADA	000-55699	81-3131497
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(COMMISSION FILE NO.)	(IRS EMPLOYEE IDENTIFICATION NO.)

4700 Homewood Court, Suite 100, Raleigh North Carolina 27609 USA
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

Check whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☒ No ☐

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
(Do not check if a smaller reporting company)

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

The aggregate market value of the common stock held by non-affiliates of the issuer was $0.0001 on December 31, 2017.

As of the most recent practicable date, there were 126,740,708 shares of common stock issued and outstanding, with a par value $.0001.

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

[Table of Contents]

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

Mr. Alton Perkins (“Mr. Perkins”) is the control person of Yilaime Corporation, AmericaTowne, Inc. (“AmericaTowne,” or “ATI”), and AXP Holding Corporation. At this time, the purpose of the Company is to service the construction and related technology needs of the Company, and AmericaTowne under AmericaTowne’s agreements with the Shexian County Investment Promotion Bureau in developing an AmericaTowne community in the Hanwang mountains in Shexian, China. The Company also intends on supporting these services in other AmericaTowne ventures at the invitation of the Xiamen Longyan City Chamber of Commerce, Xiamen/Longyan China and the Xiamen City Growth Planning Agency in developing an AmericaTowne Community and an International School in Longyan County China.

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

[Table of Contents]

Business Developments in Fiscal Year 2017

The Company had disclosed that the Jiangnan Cooperation Agreement was not a definitive agreement. On December 28, 2016, the parties entered into the American ATI Modular Technology Company Project Investment Agreement (the “Investment Agreement”), which supersedes the Investment and Cooperation Agreement with the Jiangnan Industry Zone in Anhui Province dated September 8, 2016 disclosed in the Company’s Form 10-12g Registration Statement.

Under the Investment Agreement, the Administrative Committee of Jiangnan Industrial Concentration Zone of Anhui Province (hereinafter, “Jiangnan”) and the Company have agreed to the construction of the Company’s green, modular building and related technology under the project name “Modular Plant Production Base.” By or before February 27, 2017, the Company will rent buildings, factories and rental houses from Jiangnan, or its related-party - Jiangnan Construction & Development Co., Ltd. (“Jiangnan Construction”), with a total acreage of approximately 244,776 square meters (approximately 2,634,747 square feet) for purposes of advancing the Company’s modular construction, technology and research, and with a chosen location within this area for the Company’s global company offices; however, the Company will retain its offices in the United States, as identified above. In the event the Company does not occupy the rented facilities in one-year, Jiangnan may place other tenants in the buildings for unrelated projects. The rental rate is as follows per square meter, per month: (a) 9 Chinese Yuan (approximately $1.29 USD) for single-storied factory buildings, (b) 7 Chinese Yuan (approximately $1.01 USD) for multi-storied factory buildings, (c) 6 Chinese Yuan (approximately $.86 USD) for two-storied buildings, (d) 5 Chinese Yuan (approximately $.75 USD) for three-storied buildings and public rental, and (e) 10 Chinese Yuan (approximately $1.38 USD) for commercial housing. The first twenty-seven months is rent free.

The initial deposit of 330,000 Chinese Yuan (approximately $48,000 USD) is due to Jiangnan Construction by January 11, 2016. This amount may be applied to the Company’s rental obligations. The Company has agreed to further capitalize the operation with 396,000,000 Chinese Yuan (approximately $57,000,000 USD) with 79,200,000 Chinese Yuan (approximately $11,000,000 USD) by December 31, 2017.

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

The Company’s majority and controlling shareholder, AmericaTowne, has no financial obligations under the Investment Agreement. However, AmericaTowne’s director, officer and control person by virtue of his beneficial ownership of more than 51% of the issued and outstanding shares of common stock is Alton Perkins. Mr. Perkins is also the beneficial owner of the controlling interest in the Company by virtue of his ownership in AmericaTowne, and he is the Company’s sole director and officer. As a result, Mr. Perkins might elect to vote AmericaTowne’s shares, or exercise his rights as the sole member of the Board of Directors of AmericaTowne, to loan funds from AmericaTowne to the Company to satisfy the capital requirements under the Investment Agreement. If this occurred, the loaned funds would become a related-party debt to the Company. There are no current plans or intentions by Mr. Perkins to facilitate such a loan.

The Investment Agreement sets forth certain benefits, subsidies and incentives offered by the Chinese government, subject to the Company reaching certain benchmarks and employing a specific numbers of employees from the region. In addition, Jiangnan has agreed to certain financial contributions to the Company if it meets certain listing standards in China, and has agreed to exercise best efforts in pursuing private equity contributions for the benefit of the Company in China. The Investment Agreement contains events of default, and the respective rights and duties of the parties in the event of default. There is risk that investment by the Company may be made under the Investment Agreement, and as a result of an uncured default, the Company could lose its investment and opportunities in the region. Chinese law governs any disputes under the Investment Agreement, and the parties have agreed to jurisdiction of any dispute in Jiangnan’s region. As a result, the Company might have logistical problems in litigating any such dispute.

[Table of Contents]

On December 4, 2017, the Company and Mangel Klicks Company Limited, a Ghana corporation (“Mangel Klicks”) entered into a Procurement Agreement for the procurement of hospital equipment to be used in Accra, Ghana (the “Procurement Agreement”). Pursuant to the terms of the Procurement Agreement, Mangel Klicks has agreed to pay $578,000 to the Company in consideration of the Company’s procurement of specific hospital equipment set forth in the Procurement Agreement. Mangel Klicks has agreed to pay 25% of the consideration, or $144,500, upon execution of the Procurement Agreement. The Company has received this initial payment. The balance of the consideration shall be paid by an irrevocable, confirmed Letter of Credit from a banking institution deemed acceptable to the Company. The specific terms of the consideration are set forth in Section 2 of the Procurement Agreement. There is no material relationship between the Company and Mangel Klicks. The reader is directed to the Procurement Agreement for further terms and conditions.

Merger with AmericaTowne, Inc.

On June 23, 2017, AmericaTowne voted its shares in favor of adopting the Agreement and Plan of Merger (“Plan of Merger”) between the Company and AmericaTowne. Pursuant to the Plan of Merger, AmericaTowne would merge into the Company, with the Company being the “Surviving Entity” and AmericaTowne being the “Merging Entity.” As a result, the Surviving Entity will be named AmericaTowne Holdings, Inc., a Nevada corporation. The Surviving Entity will carry on the business activities of both the Company and AmericaTowne.

The Plan of Merger calls for the Company to implement a 50-to-1 reverse stock split and change its name to AmericaTowne Holdings, Inc. The Plan of Merger is subject to review and approval by the Securities and Exchange Commission (“SEC”) and the Financial Industry Regulatory Authority (“FINRA”).

In furtherance of the Plan of Merger, the Company filed its Information Statement on Schedule 14C and its Registration Statement on Form S-4 outlining the merger and the related corporate actions. The Company’s primary focus in 2017 has been finalizing its Registration Statement on Form 10 and effectuating the Plan of Merger. The Plan of Merger and related corporate actions are discussed in detail below.

Name Change to AmericaTowne Holdings, Inc.

Pursuant to Article II, Section 8 of the Bylaws of the Company, the Company’s majority shareholder AmericaTowne approved the recommendation of the Board of Directors to change the Company’s name from ATI Modular Technology Corp. to “AmericaTowne Holdings, Inc.” The name changes was recommended as it relates to the Plan of Merger. It is the intent of the Company, once the Plan of Merger below is implemented, to continue forward under the name AmericaTowne Holdings, Inc. The Company’s name change will be effective twenty (20) days after the Company’s Information Sheet on Schedule 14C is mailed to shareholders. The Information Sheet is still pending SEC review.

Reasons for the Name Change

Changing the Company’s name was recommended for purposes of facilitating the Plan of Merger. In order to meet the conditions precedent to effectuating the Plan of Merger, the Company had to execute the Certificate of Amendment to its Articles of Incorporation to change the name of the Company to AmericaTowne Holdings, Inc. The Plan of Merger is attached to this Information Statement. It is a legal document and shareholders are urged to read the document in its entirety.

The purpose of the Name Change is to provide the Company with a new, more accurate name once the Company merges with AmericaTowne. The Company will no longer be focused solely on modular technology. Rather, being the “Surviving Entity” in the Plan of Merger, the Company will assume the various business enterprises in which AmericaTowne is presently involved and plans on expanding into new markets as well. Changing the Company’s name to AmericaTowne Holdings, Inc., allows for the Company to accurately reflect the Company’s new business plan and the combination of two, previously related entities.

[Table of Contents]

Effect of the Amendments

Simply put, the Company’s name will be changed from ATI Modular Technology Corp. to AmericaTowne Holdings, Inc. The Company believes the name “AmericaTowne Holdings, Inc.” will project to customers, investors, and target markets that the Company has expanded its market to include both modular technology and the business endeavors of AmericaTowne. The term “Holdings” also suggests that the Company now oversees a variety of different activities, which more accurately reflects the new business plan of the Company.

The Reverse Stock Split

ATI approved the recommendation of the Board of Directors to effectuate a fifty-to-one (50-to-1) reverse stock split, meaning that every fifty (50) Common Stock shares issued and outstanding, which are held by stockholders will be combined, reconfigured, and reissued as a single share of Common Stock at par value of $0.0001 without any affirmative action on behalf of the stockholders. Any fractional shares will be rounded up to the nearest whole share. These actions are outlined in the aforementioned Consent of Shareholders in Lieu of Meeting dated June 23, 2017 and the Board of Directors’ Resolution dated the same day.

Reason for the Stock Split

AmericaTowne believes that the Stock Split will increase shareholder value and allow for a more competitive market once the Plan of Merger, discussed below, is effectuated. By reducing the number of issued and outstanding Common Stock shares of the Company, AmericaTowne hopes to drastically increase the value of each individual share.

Effect of the Stock Split

The Stock Split will result in a significant decrease in the number of issued and outstanding Common Stock shares. Those shareholders with fewer than fifty shares will receive one (1) share as a result of the Stock Split, and any individual with a fractional share remaining will have that fraction rounded up. By way of example, if a shareholder holds seventy-five (75) shares of Common Stock prior to the Stock Split, after the Certificate of Change is filed, the shareholder will hold a total of two (2) shares.

The Stock Split may increase the value of each shareholder’s shares. The Company hopes that the Stock Split will increase trading interest in the Company’s stock as a result of the higher valuation, though the higher prices and smaller market may have the reverse effect.

The Plan of Merger

The Plan of Merger was executed in June 29, 2017 and the First Amendment to the Agreement and Plan of Merger was signed on July 14, 2017 (collectively referred to as the “Plan of Merger”).

The Plan of Merger outlines the merger between the Company and AmericaTowne. AmericaTowne is defined as the “Merging Entity” while the Company is defined as the “Surviving Entity.” Pursuant to the merger, ATI will merge into the Company to increase operational efficiency and to increase shareholder value. Additionally, shareholders of AmericaTowne will have their shares exchanged on a pro rata basis with the Company’s shares. The Company, being traded over-the-counter, provides former shareholders of AmericaTowne with a resource to sell or transfer their shares.

There are several conditions that must be met prior to closing the Plan of Merger. These include (1) changing the Company’s name from ATI Modular Technology Corp., to AmericaTowne Holdings, Inc., (2) the completion of the Company’s 50-to-1 reverse stock split, as described herein, and (3) AmericaTowne’s completion of its 1-to-4 stock split. Additionally, effectiveness of this transaction is dependent upon the registration of the Company’s shares to be used in this transaction, which have been filed in a Registration Statement on Form S-4 with the SEC. After these conditions are met, and the Registration Statement on Form S-4 is approved, the Company will issue to AmericaTowne shares of the Company’s restricted common stock equal to the total amount of AmericaTowne common stock shares issued and outstanding. The Company’s issuance will then be used by AmericaTowne to effectuate a 1-for-1 exchange with all AmericaTowne shareholders. Thus, after the Plan of Merger closes, each AmericaTowne shareholder will hold shares of the Company’s common stock equal to the shareholder’s prior AmericaTowne holdings.

[Table of Contents]

The Surviving Entity will be named AmericaTowne Holdings, Inc., and will assume the contracts and liabilities of the Company and AmericaTowne. The Surviving Entity will, if necessary, develop separate committees to address commitments or business of AmericaTowne and the Company. It is estimated that this Plan of Merger will be deemed effective 20 days after the Company’s Information Statement is distributed to shareholders of the Company.

Reasons for the Plan of Merger

ATI has an interest in registering its shares with a national market, such as the OTC Markets Group. In researching the most cost-effective ways to move forward with registration, it became apparent that merging into ATI Modular, the Company’s subsidiary, which is already trading over-the-counter, would provide two benefits to the Company’s shareholders.

First, by merging operations, the Company and AmericaTowne will benefit from a decrease in operational costs. Presently, both entities have reporting obligations under the Securities Exchange Act, resulting in duplicative reporting. By merging the entities, the Company and AmericaTowne eliminate the duplicative work, resulting in decreased administrative and professional costs. Though not guaranteed, the Plan of Merger would ideally allow for the Surviving Entity to be more profitable, have less overhead, increasing shareholder value.

Second, the Plan of Merger allows for AmericaTowne’s issued and outstanding shares to be exchanged with the shares of ATI Modular and traded on OTCPink under the symbol “ATMO.” This may provide AmericaTowne investors with greater liquidity and allow shareholders to enter a marketplace where they more easily transfer their shares, subject to all applicable federal and state regulations.

Effect of the Plan of Merger

The Plan of Merger will result in AmericaTowne merging into the Company. The Company will amend its Articles of Incorporation to change its name to AmericaTowne Holdings, Inc., as detailed above. Additionally, the Company will absorb ATI’s shareholders, allowing for a larger shareholder base. The Surviving Entity will assume the obligations and assets of AmericaTowne. Shareholders of AmericaTowne will have their shares exchanged on a pro rata basis. Thus, once the Plan of Merger is complete, the remaining entity—AmericaTowne Holdings, Inc.—will be trading on the OTCPink using the symbol “ATMO.”

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

[Table of Contents]

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

PART II

Item 5.   Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

The Company has 500,000,000 shares of authorized common stock (CUSIP# 00215H 103), of which, as of the end of its fiscal year had 128,740.708 issued and outstanding. Of the amount of issued and outstanding, AmericaTowne owned a total of 100,000,000 shares.

[Table of Contents]

Between June 13, 2016 and September 13, 2016, Mr. Perkins purchased on the open market, as trustee of the Alton & Xiang Mei Lin Perkins Family Trust (the “Perkins Trust”), with a tax identification number of 46-7513804, and individually, 15,964 shares and 101,629 shares, respectively, of the Company’s common stock at the average per share price of $1.91 and $.89, respectively. Perkins and Perkins Trust used personal funds for the purchase. AmericaTowne, Perkins Trust and Perkins beneficially own 110,117,593 shares, or 86.9%, of the Company’s common stock.

There is no established public trading market for the Company’s common shares. Prior to June 27, 2016, the Company was incorporated as Global Recycle Energy, Inc. (“GREI”). On June 27, 2016, the Company amended its Articles of Incorporation with the State of Nevada to change the name of the Company to ATI Modular Technology Corporation. This name change has been updated on the company profile on OTC Markets Group, Inc. (“OTC”) operated by the Financial Industry Regulatory Authority (“FINRA”). The Company’s trading symbol is “ATMO.” The Company is subject to Alternative Reporting Standards. The range of high and low bid information for the Company’s common shares for each full quarterly period within the two most recent fiscal years, and any subsequent interim period for which financial statements are included, or as required under Article 3 of Regulation S-X, is as follows:

	1/1/16-3/31/16	4/1/16-6/30/16	7/1/16-9/30/16	10/1/16-12/31/16	1/1/17-3/31/17	4/1/17-6/30/17	7/1/17-9/30/17	10/1/17-12/31/17
High	0.44	0.4	9.74	8.95	9.39	8.25	74.99	3749.50
Low	0.1	0.15	0.4	7.5	5.25	0.35	0.25	305.50

As of the most recent practicable date, there are approximately 181 record holders of our common stock with an aggregate of 126,740,708 shares issued and outstanding. The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company’s business. We have no securities authorized for issuance under any Equity Compensation Plans.

The Company’s common stock is the subject of a 50-to-1 reverse stock split (the “Reverse Split”). The Reverse Split will be effective pending FINRA’s approval of the Company’s corporate action and the issuance of the Company’s Definitive Schedule 14C outlining the Plan of Merger as discussed in Item 1 of this Annual Report. As a result of the Reverse Split, the Company’s current shares will be consolidated into 2,535,060 shares of common stock. FINRA approved the Company’s corporate action in or about February of 2018. As a result, the Company’s stock on OTCMarkets.com reflects the effectiveness of the Reverse Split. However, it is the position of the Company that the Reverse Split is not effectuated until twenty-days after the issuance of the Company’s Definitive Schedule 14C and approval of the Company’s Registration Statement on Form S-4.

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

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

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

[Table of Contents]

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

Overview

In fiscal year 2017, the Company achieved $500,000 in revenue. We can make no assurances that we will find commercial success in any of our products. We also rely upon the Service Agreements with AmericaTowne, and Yilaime for revenues. We are a new company and thus have very limited experience in sales expectations and forecasting. We also have not fully discovered any seasonality to our business as we began operations for the first quarter of 2017. We intend on relying on AmericaTowne and Yilaime for operational support. If we cannot achieve independent commercial success, we may need to continue to rely on AmericaTowne and Yilaime for support. If AmericaTowne or Yilaime at any time decides to alter or change materially our arrangement, we could experience a material adverse effect on the Company.

[Table of Contents]

Results of Operations through December 31, 2017

Our operating results are summarized as follows:

	Year Ended	Six Months Ended	Years Ended
	December 31	December 31	June 30
	2017	2016	2016	2015

Revenues	$500,000	$250,000	$125,000	—
Costs of Revenues	—	—	—	—
Gross Profit	$500,000	$250,000	$125,000	—
Operating Expenses	$438,654	$352,510	$132,552	$3,859
Other Income	$1	—	$3,859	—
Provision for Income Taxes	$10,337	—	—	—
Net Income (Loss)	$51,055	($102,510)	($3,693)	($3,859)

Revenues

Pursuant to the Company’s Service Agreements, AmericaTowne and Yilaime paid the Company $500,000 in fiscal year 2017. In 2017 the Company had paid an Operating Expenses of $438,654. The Operation Expenses primarily stem from implementing the Company’s business plan, including legal and professional fees associated with the Company’s filing requirements under the Securities Act and Securities and Exchange Act and the merger between AmericaTowne and the Company.

We can make no assurances that we will find commercial success in any of our revenue producing contracts. We are a new company and thus have very limited experience in sales expectations and forecasting. We also have not fully discovered any seasonality to our business as we began operations in the first quarter of 2017.

Operating Expenses

Our expenses for the period through December 31, 2017 are outlined in the table below:

	Year Ended	Six Months Ended	Years Ended
	December 31	December 31	June 30
	2017	2016	2016	2015

Operating Expenses
General Administrative	$438,654	$352,510	$132,552	$3,859
Total Operating Expenses	$438,654	$352,510	$132,552	$3,859

[Table of Contents]

Our operating expenses are largely attributable to office, rent and professional fees related to our reporting requirements as a public company and implementation of our business plan. In 2017, our operating expenses were $438,654, compared to $352,510 in the six months ending December 31, 2016, $132,553 in the year end June 30, 2016, and $3,859 in the year end June 30, 2015.

Net Income

As a result of our operations, for 2017, the Company reported net income after provision for income tax of $51,055. In the six months ending December 31, 2016, our net loss was $102,510. The increase is due to further implementing our business plan. In the fiscal years ending June 30, 2016 and 2015, we reported losses of $3,693 and $3,859, respectively.

Liquidity and Capital Resources

Working Capital

	December 31, 2017	December 31, 2016
Current Assets	$1,654,372	$712,793
Current Liabilities	$1,305,135	$534,086
Working Capital	$349,237	$178,707

We have working capital of $349,237 on December 31, 2017. Compared to December 31, 2016, working capital of $178,707. The increase is due to effectively implementing our initial business plans.

Cash Flow

	December 31, 2017	December 31, 2016
Net cash provided by (used in) operating activities	$47,854	($48,243)
Cash provided by (used in) investing activities	($6,397)	($2,540)
Cash provided by financing activities	$24,023	$145,049
Increase (Decrease) in cash	$65,480	$94,266

Cash Provided by Operating Activities

Compared to 2016, increase in cash provided by operating activities in 2017 is mainly due to decrease in accounts receivable.

Cash Used in Investing Activities

We spent $6,397 on fixed assets for 2017 compared to $2,540 in 2016.

[Table of Contents]

Cash Provided by Financing Activities

Compared to 2016, our cash used in financing activities decreased by $121,026. This decrease was due to decrease in proceeds from issuance of common stock.

As of December 31, 2017, the Company had enough cash including receivables to operate its business at the current level for the next twelve months, but insufficient cash to achieve our business goals and initiatives set forth above. To address the cash situation, the Company continues to manage its cash accounts and receivables closely.

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

Plan of Operation and Cash Requirements

The Company anticipates that its expenses over the next twelve months will be approximately $8,000,000 as described in the table below. These estimates may change significantly depending on the nature of our business activities and our ability to raise capital from our shareholders or other sources.

Description	Potential Completion Date	Estimated Expenses $

Initial Plant and Operations Set-up	12 months	2,250,000
Salaries	12 months	1,300,000
Utility expenses	12 months	50,000
Investor relations costs	12 months	50,000
Marketing expenses	12 months	100,000
Professional fees	12 months	150,000
Other administrative expenses	12 months	100,000
Equipment Purchases	12 months	4,000,000

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

Even though we plan to raise capital through equity or debt financing, we believe that the latter may not be a viable alternative for funding our operations, as we do not have sufficient tangible assets to secure any such financing. We anticipate that any additional funding will be in the form of equity financing from the sale of our common stock. At the close of 2017, we are considering financing arrangements for our common stock. However, the arrangements are not final and we cannot provide any assurance that we will be able to raise sufficient funds from the sale of our common stock to finance our operations. In the absence of such financing, we may be forced to abandon our business plan.

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

[Table of Contents]

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

On December 31, 2017, Alton Perkins reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the end of the period covered by this report and has concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission due to material weaknesses identified. The material weaknesses identified relate to the lack of proper segregation of duties and the lack of sufficient qualified accounting and other finance personnel with an appropriate level of U.S. GAAP knowledge and experience.

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

On December 31, 2017, management conducted an evaluation of the effectiveness of our internal control over financial reporting and found it to be not effective subsequent to filing our Annual Report on Form 10-K for the year ended December 31, 2017 with the Commission. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management has concluded that the Company’s internal controls over financial reporting are not effective. The material weaknesses identified relate to the lack of proper segregation of duties and the lack of sufficient qualified accounting and other finance personnel with an appropriate level of U.S. GAAP knowledge and experience. As we obtain additional funding and employ additional personnel, we will implement programs recommended by the Treadway Commission to remediate the material weaknesses.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the fiscal year, December 31, 2017 as covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

[Table of Contents]

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

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

(a)  Identification of Directors and Executive Officers.

Our officers and directors and additional information concerning them are as follows:

Name	Age	Position(s)

Alton Perkins	66	Chief Executive, Secretary, Treasurer and Director

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

Mr. Perkins lived in China between September 1, 2010 and April 28, 2012. He worked for the Yilaime Foreign Invested Partnership in Hengshui, China between September 19, 2010 and December 30, 2012. In addition to serving as Co-Chair of Yilaime Foreign Invested Partnership in China, an entity focused on real estate development, he served as a chief consultant to a major Chinese chemical company responsible for funding and technology transfer, and coordinated business with USA based auditors, DOW Chemical and USA Exim Bank. In addition, Mr. Perkins is the recently appointed sole director and officer of ATI Nationwide Holdings Corp., a Florida corporation f/k/a EXA, Inc. (“ATIN”). The Company’s largest shareholder – ATI, closed on the purchase of the majority and controlling interest of ATIN on October 13, 2016. ATIN is listed on the OTC:Pink as “ATIN.” No Company funds were used to purchase ATI’s interest in ATIN.

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

The Company further discloses that the aforementioned Order references the failure of Mr. Perkins to disclose his eleven (11) pleas of nolo contendere in the Circuit Court for Prince Georges County, Maryland, for fraudulent misappropriation by a fiduciary in connection with a real estate transaction unrelated to the Company or its subsidiaries. On or about March 10, 2000, Mr. Perkins had been arraigned on eleven counts of fraudulent misappropriation by a fiduciary. The alleged misappropriation occurred on or about November 24, 1999 (i.e. the date set by the Court as the offense date). Mr. Perkins pled nolo contendere on August 31, 2000 without any admission or finding of guilt. Mr. Perkins was and had been given a five-year suspended sentence, which has since expired. Mr. Perkins disclosed to the Company that he had subsequently obtained a judgment out of the Superior Court of Mecklenburg County in North Carolina in the amount of $125,000 against an individual who defamed him and published false comments related to his nolo contendere plea. The company further discloses that the state of Virginia Division of Securities conducted an investigation into the matter. After careful review of the matter and applicable law, they concluded that no action was warranted and stated that the matter is closed.

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

Prior Blank Check Company Experience

Mr. Perkins is the only member of management who has served as an officer or director of a prior blank check company.

Name	Filing Date Registration Statement	Operating Status	SEC File Number	Pending Business Combinations	Additional Information

AmericaTowne, Inc.	May 12, 2015	Effective November 5, 2015	000-55206	Yes	None
ATI Nationwide Holding Corp.	June 20, 2017	Shell Company	000-1591387	None	None

Mr. Perkins beneficial ownership in ATI is set forth in this Registration Statement. ATI, formerly known as Alpine 5, Inc., filed its Form 10-12G/A on June 13, 2014. ATI ceased to be a blank check company on March 3, 2015 upon the Commission having no further comment on ATI’s disclosures on Form 8-K, Item 5.06 (Change in Shell Status). ATI is publicly reporting with the Commission. ATI is engaged in exporting and consulting in the exporting of American made goods, products and services to China and Africa through strategic relationships in China, Africa and in the United States.

ATI’s aim is to provide upper and middle-income consumers in China, and Africa with ‘Made In The USA’ goods and services allowing customers to experience the United States’ culture and lifestyle. In order to facilitate these objectives, ATI plans on creating a 50-plus acre plot consisting of small businesses, hotel, villas, senior care facilities, a theme park and performing arts center – all located on specific acreage in China and Africa depicting American lifestyle and the American experience. This is commonly referred to by ATI as the ‘AmericaTowne Community’ concept.

[Table of Contents]

The development of the AmericaTowne Community is aspirational in nature. There are barriers to entry that make it difficult for entrants into the industry including, but not limited, to the socio-political environment in China and Africa. Although the Company provides different types of services and intends on providing a variety of products through its contractual relationships, the key notable competitors are China HGS Real Estate Inc. (HGSH) and China Housing & Land Development, Inc. (CHLN), and Xinyuan Real Estate Co., Ltd (XIN), and IFM Investments Limited (CTC). As ATI develops its business model further, it expects additional competitors to service and the competitive picture to become clearer.

ATI is the majority and controlling shareholder of ATI Nationwide Holding Corp., a Florida corporation (“ATI Nationwide”). ATI Nationwide is formerly known as EXA, Inc. ATI Nationwide is listed on the OTC Market Place Pink Sheets as “ATIN.” ATI acquired the controlling interest in ATI Nationwide through a private stock acquisition with Carson Holdings, LLC, a Utah limited liability company, and Joseph C. Passalaqua, an individual, which closed on October, 7 2016. ATI Nationwide is a blank check company; however, through ATI’s performance under the Master Joint Venture and Operational Agreement with Nationwide Microfinance Limited, a Ghanaian corporation, which has been disclosed by ATI on Form 8-K dated July 14, 2016, ATI Nationwide is in the process of taking necessary steps to cease being a blank check company; however, there is no guarantee that it will be able to cease being a blank check company.

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

.

Summary Compensation Table

Name and Principle Position	Year	Salary	Bonus	Stock Awards	Option Awards	Nonequity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Alton Perkins (PEO)	2017	$-	$-	$100,000	$-	$-	$-	$-	$-

[Table of Contents]

Outstanding Equity Awards at Fiscal Year-End

Name	Option awards					Stock awards
	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Alton Perkins	10,000,000	15,00,0000	-	1.5% of prevailing share price	12/31/2021	-	-	-	-

Director Compensation

Director Compensation

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Alton Perkins	$-	$-	$-	$-	$-	$-	$-

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the ownership of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock as a group as of December 31, 2017. There are not any pending arrangements that may cause a change in control. The information presented below has been presented in accordance with the rules of the SEC and is not necessarily indicative of ownership for any other purpose.

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

[Table of Contents]

Name and Address(1)	Amount and Nature of Beneficial Ownership	Percentage of Class (2)

Alton Perkins(3)	110,117,593(4)	86.9%
AmericaTowne, Inc.	100,000,000	78.9%
Alton Perkins & Xiang Mei Lin Family Trust	10,000,000	7.9%
All Executive Officers and Directors	110,117,593	86.9%

_________________
(1)	The address for the person named in the table above is c/o the Company.

(2)	Based on 126,740,708 shares outstanding as of the date of this annual report.

(3)	Alton Perkins is Chief Executive Officer, Chief Financial Officer, Secretary and Director of the Company.

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

[Table of Contents]

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

Item 14.  Principal Accounting Fees and Services.

Yichien Yeh, CPA is the Company’s independent registered public accounting firm. Set below are aggregate fees billed by Yichien Yeh CPA for professional services rendered for the year ended December 31, 2017.

Audit Fees

The fees for the audit services billed and to be billed by Yichien Yeh, CPA for the year ended December 31, 2017 amounted to $21,000.

Audit-Related Fees

None.

Tax Fees

There were no fees billed by Yichien Yeh, CPA for professional services for tax compliance, tax advice, and tax planning for 2017.

All Other Fees

There were no fees billed by Yichien Yeh, CPA for other products and services for 2017.

Audit Committee’s Pre-Approval Process

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

[Table of Contents]

Item 15. Exhibits, Financial Statement Schedules.

(a)	Exhibits:

Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Certificate of Incorporation		10-12G		3.1	8/25/2017
3.4	By-Laws		10-12G		3.2	8/25/2017
4.1	Specimen Stock Certificate		10-12G		4.1	8/25/2017
10.1	Cooperative Agreement between Company and Xuzhou City, Jiangsu Province, Jia Wang District People Government		8-K		10.1	2/28/17
10.2	Cooperative Agreement between AmericaTowne and Xuzhou City, Jiangsu Province, Jia Wang District People Government		8-K		10.2	2/28/17
10.3	Agreement and Plan of Merger		8-K		2.1	7/17/17
10.4	First Amendment to Agreement and Plan of Merger		8-K		2.2	7/17/17
10.5	Procurement Agreement		8-K		10.1	12/11/17
31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition	X

[Table of Contents]

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

Dated: April 16, 2018

By: /s/ Alton Perkins Alton Perkins, Chief Executive (Principal Executive and Financial Officer,) and Director

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

By: /s/ Alton Perkins Alton Perkins	Chief Executive Officer (Principal Executive and Financial Officer) and the Company’s sole Director	April 16, 2018

[Table of Contents]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ATI Modular Technology Corp.

We have audited the accompanying balance sheets of ATI Modular Technology Corp. as of December 31, 2017 and 2016, and the related statement of operations, stockholders’ equity, and cash flows for the year ended December 31, 2017 and for the six months ended December 31, 2016. ATI Modular Technology Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATI Modular Technology Corp. as of December 31, 2017 and 2016, and the results of operations and cash flows for the year ended December 31, 2017 and for the six months ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

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

Yichien Yeh, CPA

Oakland Gardens, New York

April 11, 2018

ATI Modular Technology Corp
Balance Sheets

	December 31, 2017	December 31, 2016

Assets
Current assets
Cash and cash equivalents	$159,746	$94,266
Accounts receivable, net - related parties	1,396,202	458,755
Other receivables - related parties	98,424	159,772
Total Current Assets	1,654,372	712,793

Office Equipment Furniture & Fixtures	10,784	6,280

Total Assets	$1,665,156	$719,073

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable and accrued expenses	$40,411	$209,699
Deferred Revenue	1,254,387	324,387
Income tax payable	10,337	—
Total Current Liabilities	1,305,135	534,086

Total Liabilities	1,305,135	534,086

Commitments and Contingencies

Stockholders' Equity

Common stock,$0.001 par value, 500,000,000 shares authorized; 126,740,708 and 126,733,337 shares issued and outstanding	126,741	126,733
Common stock subscribed	1,000	982
Additional paid in capital	897,340	833,363
Deferred compensation	(350,000)	(450,000)
Receivable for issuance of stock	(206,980)	(167,000)
Retained Earnings	(108,080)	(159,091)
Total stockholders' equity	360,021	184,987
Total liabilities and stockholders' equity	$1,665,156	$719,073

See Notes to Financial Statements

ATI Modular Technology Corp
Statements of Operations

	Year Ended December 31	Six Months Ended December 31	Years Ended June 30
	2017	2016	2016	2015

Revenues - related parties	$500,000	$250,000	$125,000	$—
Cost of revenues - related parties	—	—	—	—
Gross profit	500,000	250,000	125,000	—

Operating expenses
General and administrative	438,654	352,510	132,552	3,859

Net income (loss) from operation	61,346	(102,510)	(7,552)	(3,859)

Other Income	1	—	3,859	—

Net income (loss) from operation before taxes	61,348	(102,510)	(3,693)	(3,859)

Provision for income taxes	10,337	—	—	—

Net income (loss)	$51,011	$(102,510)	$(3,693)	$(3,859)

Earnings (Loss) per common share-basic and diluted	$0.00	$0.00	$0.00	$0.00

Weighted average number of common shares outstanding basic and diluted	126,740,090	116,204,874	16,075,716	16,075,716

See Notes to Financial Statements

ATI Modular Technology Corp
Statements of Changes in Stockholders' Equity

	Common Stock		Common Stock	Additional Paid-In	Deferred	Receivable for Issuance	Retained
	Shares	Amount	Subscribed	Capital	Compensation	of Stock	Earnings	Total

Balance, June 30, 2014	16,075,716	$16,076	$—	$32,953	$—	$—	$(49,029)	$—

Net loss for the year ended June 30, 2015	—	—	—	—	—	—	(3,859)	(3,859)

Balance, June 30, 2015	16,075,716	$16,076	$—	$32,953	$—	$—	$(52,888)	$(3,859)

Shares issued for services	100,000,000	100,000	—	—	—	—	—	100,000

Net loss for the year ended June 30, 2016	—	—	—	—	—	—	(3,693)	(3,693)

Balance, June 30, 2016	116,075,716	$116,076	$—	$32,953	$—	$—	$(56,581)	$92,448

Shares issued for proceeds	657,621	657	982	310,410	—	(167,000)	—	145,049

Shares issued for services	10,000,000	10,000		490,000	(500,000)	—	—	—

Amortization of Deferred Compensation	—	—	—	—	50,000	—	—	50,000

Net loss for the six months ended December 31, 2016	—	—	—	—	—	—	(102,510)	(102,510)

Balance, December 31, 2016	126,733,337	$126,733	$982	$833,363	$(450,000)	$(167,000)	$(159,091)	$184,987

Shares issued for proceeds	7,371	8	18	63,977	—	(39,980)	—	24,023

Amortization of Deferred Compensation	—	—	—	—	100,000	—	—	100,000

Net income for the year ended December 31, 2017	—	—	—	—	—	—	51,011	51,011

	126,740,708	126,741	1,000	897,340	(350,000)	(206,980)	(108,080)	360,021

See Notes to Financial Statements

ATI Modular Technology Corp
Statements of Cash Flows

	Year Ended	Six Months Ended	Years Ended
	December 31	December 31	June 30
	2017	2016	2016	2015

Operating Activities
Net income (loss) of the period	$51,011	$(102,510)	$(3,693)	$(3,859)
Adjustments to reconcile net loss from operations
Bad debt expense	65,435	17,895	6,250	—
Depreciation	1,893	416	—	—
Shares issued for services	—	—	100,000	—
Amortization on deferred compensation	100,000	50,000	—	—
Changes in Operating Assets and Liabilities
Accounts receivable	(1,002,882)	(357,900)	(125,000)	—
Other receivables	61,348	(159,772)	—	—
Advances to officers	—	19,241	(19,241)	—
Accounts payable and accrued expenses	(169,288)	190,000	15,840	3,859
Deposit from customers	—	(30,000)	30,000	—
Deferred revenue	930,000	324,387	—	—
Income tax payable	10,337	—	—	—
Net cash provided by (used in) operating activities	47,854	(48,243)	4,156	—

Investing Activities
Purchase of fixed assets	(6,397)	(2,540)	—	—
Net cash used in investing activities	(6,397)	(2,540)	—	—

Financing Activities
Proceeds from issuance of stock	24,023	145,049	—	—
Net cash provided by financing activities	24,023	145,049	—	—

Net increase (decrease) in cash and equivalents	65,480	94,266	4,156	—

Cash and equivalents at beginning of the period	94,266	—	—	—
Cash and equivalents at end of the period	$159,746	$94,266	$4,156	$—

Supplemental cash flow information:
Interest paid	$—	$—	$—	$—
Income taxes paid	$—	$—	$—	$—

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

Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets:

Office equipment	3-5 years

For the years ended December 31 2017 and for the six months ended December 31, 2016 depreciation expense is $1,893 and $416, respectively

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

At December 31, 2017 and 2016, no potentially dilutive shares were outstanding.

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

There were no sales returns and allowances from inception to December 31, 2017.

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

NOTE 4. ACCOUNT RECEIVABLES – RELATED PARTIES

The nature of the accounts receivable for December 31, 2017 in the amount of $1,469,686 are for modular construction and technology services and utilization of anticipated modular construction technology by ATI pursuant to the Modular Construction & Technology Services Agreement between ATI and the Company dated June 28, 2016 (hereinafter, the “ATI Services Agreement”) and for the Sales and Support Services Agreement with Yilaime on June 27, 2016 (the “Yilaime Services Agreement”). On December 31, 2017, the Company's allowance for bad debt is $73,484 which provides a net receivable balance of $1,396,202.

Accounts receivable consist of the following:

	Dec 31, 2017	Dec 31, 2016
Accounts receivable- related parties	1,469,686	482,900

Less: Allowance for doubtful accounts	(73,484)	(24,145)

Accounts receivable, net	$1,396,202	$458,755

Bad debt expense was $65,435 and $17,895 for the year ended December 31, 2017 and for the six months ended December 31, 2016, respectively.

NOTE 5. DEFERRED REVENUE

The Company receives $250,000 quarterly fee from Yilaime for Sales and Support Services Agreement. In accordance with ASC 605-50-45, the Company defers and recognizes as a reduction to the future costs for quarterly fee. For the year December 31, 2017, $1,000,000 fee from exclusive agreement incurred; $1,254,387 is booked deferred revenue as current liability on December 31, 2017 and $70,000 went against cost charged by Yilaime.

NOTE 6. SHAREHOLDER'S EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2017 and 2016:

Common stock, $ 0.001 par value: 500,000,000 shares authorized; 126,740,708 and 126,733,337 shares issued and outstanding as of December 31, 2017 and 2016, respectively;

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

For the year ended December 31, 2017, $100,000 of stock compensation was charged to operating expenses and $350,000 was recorded as deferred compensation on December 31, 2017.

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

The Company also leases office space from Yilaime for $2,500/month.

Pursuant to ASC 850-10-50-6, the Company makes the following transaction disclosures:

For Statement of Operations for the year ended December 31, 2017 and for the six months ended December 31, 2016:

(a)	$500,000 and $250,000 in revenues for ATI Services Agreements with the Company;
(b)	$30,000 and $15,000 for general and administrative expenses for rent expenses the Company paid to Yilaime towards its lease agreement;
(c)	$61,348 and $0 of compensation expense for AXP Holding Corp charges for DISC.
(d)	$100,000 and $50,000 for general and administrative operating expenses recorded as stock compensation for respective employment agreements;
(e)	$3,477 and $3,334 for general and administrative expenses for commissions and fees

For Balance Sheets on December 31, 2017 and 2016:

(a)	$349,642 and $60,088 net account receivables ATI owes to the Company;
(b)	$1,046,560 and $398,668 net account receivables Yilaime owes to the Company;
(c)	$98,424 and $159,772 prepayments to AXP Holding Corp;
(d)	$1,254,387 and $324,387 deferred revenue-Yilaime;
(e)	$23,712 and 198,000 as accounts payable to Anhui Ao De Xin Modular Construction Technology Co., Ltd.;
(f)	$350,000 and 450,000 as deferred compensation pursuant to respective employment agreements.

NOTE 9. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of income tax expense for the year ended December 31, 2017 and for the six months ended December 31, 2016 are as follows

	Year Ended	Six Months Ended
	December 31, 2017	December 31, 2016
Current tax expense	$10,337	$—
Deferred tax expense	—	—
Tax expense (benefit)	$10,337	$—

The Company had $10,337 and $0 of income tax liability as of December 31, 2017 and 2016, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The cumulative tax effect at the expected rate of 34% of significant items comprising the net deferred tax amount is at December 31, 2017 and 2016 as follows:

	December 31, 2017	December 31, 2016

Deferred tax assets:
Net operating losses	$—	$34,853

Total deferred tax assets	—	34,853
Less: valuation allowance	—	(34,853)
Deferred tax assets, net	$—	$—

Reconciliation of Effective Income Tax Rate
	Year Ended December 31, 2017	Six Months Ended December 31, 2016

Statutory U.S. tax rate	16.85%	34.00%
Less: valuation allowance	—	(34.00%)
Effective income tax rate	16.85%	0%

