Form 10-Q
period 2018-03-31
ATI Modular Technology Corp.
filed 2018-05-15
CIK 1679426

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR
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

As of the latest practicable date, the Company has 2,535,060 shares of its common stock issued and outstanding.

[Table of Contents]

[Table of Contents]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ATI Modular Technology Corp
Balance Sheets

	March 31,	December 31,
	2018	2017
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$146,060	$159,746
Accounts receivable, net - related parties	1,747,092	1,396,202
Other receivables - related parties	52,264	98,424
Total Current Assets	1,945,416	1,654,372

Office Equipment Furniture & Fixtures	9,945	10,784

Total Assets	$1,955,361	$1,665,156

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable and accrued expenses	$25,411	$40,411
Deferred Revenue	1,504,387	1,254,387
Income tax payable	14,868	10,337
Total Current Liabilities	1,544,666	1,305,135

Total Liabilities	1,544,666	1,305,135

Commitments and Contingencies

Stockholders' Equity
Common stock,$0.001 par value, 500,000,000 shares authorized;
126,740,708 shares issued and outstanding	126,741	126,741
Common stock subscribed	1,000	1,000
Additional paid in capital	897,340	897,340
Deferred compensation	(325,000)	(350,000)
Receivable for issuance of stock	(206,980)	(206,980)
Retained Earnings	(82,406)	(108,080)
Total stockholders' equity	410,695	360,020
Total liabilities and stockholders' equity	$1,955,361	$1,665,155

See Notes to Financial Statements

[Table of Contents]

ATI Modular Technology Corp
Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2018	2017

Revenues - related parties	$125,000	$125,000
Cost of revenues - related parties	—	—
Gross profit	125,000	125,000

Operating expenses
General and administrative	94,796	110,235

Net income from operation	30,204	14,765

Other Income	—	—

Net income from operation before taxes	30,204	14,765

Provision for income taxes	4,531	2,215

Net income	$25,673	$12,550

Earnings per common share-basic and diluted	$0.00	$0.00

Weighted average number of common
shares outstanding basic and diluted	126,740,708	126,738,200

See Notes to Financial Statements

[Table of Contents]

ATI Modular Technology Corp
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2018	2017

Operating Activities
Net income (loss) of the period	$25,673	$12,550
Adjustments to reconcile net loss from operations
Bad debt expense	17,670	15,422
Depreciation	839	2,123
Amortization on deferred compensation	25,000	25,000
Changes in Operating Assets and Liabilities
Accounts receivable	(368,560)	(308,435)
Other receivables	46,160	14,764
Accounts payable and accrued expenses	(15,000)	(5,001)
Deferred revenue	250,000	215,000
Income tax payable	4,531	2,215
Net cash used in operating activities	(13,686)	(26,362)

Investing Activities
Purchase of fixed assets	—	(861)
Net cash used in investing activities	—	(861)

Financing Activities
Proceeds from issuance of stock	—	22,500
Net cash provided by financing activities	—	22,500

Net increase (decrease) in cash and equivalents	(13,686)	(4,723)

Cash and equivalents at beginning of the period	159,746	94,266
Cash and equivalents at end of the period	$146,060	$89,543

Supplemental cash flow information:
Interest paid	$—	$—
Income taxes paid	$—	$—

See Notes to Financial Statements

[Table of Contents]

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

[Table of Contents]

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

Interim Financial Statements

These interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. They do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company's audited financial statements and notes thereto contained in its report on Form 10-K for the transition period ended December 31, 2017.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company's financial position at March 31, 2018, and the results of its operations and cash flows for the three months ended March 31, 2018. The results of operations for the period ended March 31, 2018 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

[Table of Contents]

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

For the three months ended March 31 2018 and 2017 depreciation expense is $839 and $2,123, respectively

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

At March 31, 2018 and December 31, 2017, no potentially dilutive shares were outstanding.

Impact of New Accounting Standards

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position, or cash flow.

[Table of Contents]

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

There were no sales returns and allowances from inception to March 31, 2018.

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

NOTE 4. ACCOUNT RECEIVABLES – RELATED PARTIES

The nature of the accounts receivable for March 31, 2018 in the amount of $1,839,044 are for modular construction and technology services and utilization of anticipated modular construction technology by ATI pursuant to the Modular Construction & Technology Services Agreement between ATI and the Company dated June 28, 2016 (hereinafter, the “ATI Services Agreement”) and for the Sales and Support Services Agreement with Yilaime on June 27, 2016 (the “Yilaime Services Agreement”). On March 31, 2018, the Company's allowance for bad debt is $91,952 which provides a net receivable balance of $1,747,092.

Accounts receivable consist of the following:

	December 31	December 31
	2017	2016
Accounts receivable related parties	1,839,044	1,469,686
Less: Allowance for doubtful accounts	(91,952)	(73,484)
Accounts receivable, net	$1,747,092	$1,396,202

Bad debt expense was $17,670 and $15,422 for the three months ended March 31, 2018 and 2017, respectively.

NOTE 5. DEFERRED REVENUE

The Company receives $250,000 quarterly fee from Yilaime for Sales and Support Services Agreement. In accordance with ASC 605-50-45, the Company defers and recognizes as a reduction to the future costs for quarterly fee. For the three months ended March 31, 2018, $250,000 fee from exclusive agreement incurred; $1,504,387 is booked deferred revenue as current liability on March 31, 2018 and $70,000 went against cost charged by Yilaime.

[Table of Contents]

NOTE 6. SHAREHOLDER'S EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of March 31, 2018:

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

For the three months ended March 31, 2018, $25,000 of stock compensation was charged to operating expenses and $325,000 was recorded as deferred compensation on March 31, 2018.

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

[Table of Contents]

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

[Table of Contents]

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

The Company also leases office space from Yilaime for $2,500/month.

Pursuant to ASC 850-10-50-6, the Company makes the following transaction disclosures:

For Statement of Operations for the three months ended March 31, 2018 and 2017:

(a)	$125,000 and $125,000 in revenues for ATI Services Agreements with the Company;
(b)	$7,500 and $7,500 for general and administrative expenses for rent expenses the Company paid to Yilaime towards its lease agreement;
(c)	$30,204 and $14,765 of compensation expense for AXP Holding Corp charges for DISC.
(d)	$25,000 and $25,000 for general and administrative operating expenses recorded as stock compensation for respective employment agreements;
(e)	$0 and $1,500 for general and administrative expenses for commissions and fees

For Balance Sheets on March 31, 2018 and December 31, 2017:

(a)	$469,441 and $349,642 net account receivables ATI owes to the Company;
(b)	$1,277,651 and $1,046,560 net account receivables Yilaime owes to the Company;
(c)	$52,264 and $98,424 prepayments to AXP Holding Corp;
(d)	$1,504,387 and $1,254,387 deferred revenue-Yilaime;
(e)	$13,712 and 23,712 as accounts payable to Anhui Ao De Xin Modular Construction Technology Co., Ltd.;
(f)	$325,000 and 350,000 as deferred compensation pursuant to respective employment agreements

NOTE 9. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of income tax expense for the three months ended March 31, 2018 and 2017 are as follows

	For the Three Month Ended
	March 31, 2018	March 31, 2017
Current tax expense	$4,531	$2,215
Deferred tax expense	-	-
Tax expense (benefit)	$4,531	$2,215

The Company had $14,868 and $10,337 of income tax liability as of March 31, 2018 and December 31, 2017, respectively.

[Table of Contents]

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

We can make no assurances that we will find commercial success in any of our products. We also rely upon the Sales and Support Services Service Agreement with Yilaime for revenues. We are implementing a new business plan and have very limited experience in sales expectations and forecasting in this area. We also have not fully discovered any seasonality to our business as we end operations for the fourth quarter of 2017. Entering the first Quarter of the next fiscal year, we intend on relying on both Yilaime and AmericaTowne, Inc. for operational support. If we cannot achieve independent commercial success, we may need to continue to rely on Yilaime and AmericaTowne for support. If either company at any time decides to alter or change materially our arrangement, we could experience a material adverse effect on the Company. Additionally, the results of operations are based upon a limited view since the controlling interest was acquired and a new business plan implemented.

[Table of Contents]

Results of Operations for the Three Months Ended March 31, 2018 and 2017

Our operating results for the three months ended March 31, 2018 and 2017 are summarized as follows:

	Three Months Ended
	March 31, 2018	March 31, 2017
Revenue	$125,000	$125,000
Cost of Revenues	$—	$—
Operating Expenses	$94,796	$110,235

Net Income	$25,673	$12,550

Revenues

For the three months ended March 31, 2018, the Company generated revenue of $125,000. The Company's revenues came from related parties for services rendered for the service rights agreement with AmericaTowne. We can make no assurances that we will find commercial success in any of our revenue producing contracts. Our revenues, thus far, rely entirely on related parties. We are a new company and thus have very limited experience in sales expectations and forecasting. We also have not fully discovered any seasonality to our business as we began operations in the fourth quarter of 2016.

Operating Expenses

Our expenses for the first three months ended March 31, 2018 and 2017 are outlined in the table below:

	Three Months Ended
	March 31, 2018	March 31, 2017
General and Administrative	$94,796	$110,235

Total Operating Expenses	$94,796	$110,235

Our operating expenses are largely attributable to administrative expenses related to our reporting requirements as a public company and implementation of our business plan.

Net Income

As a result of our operations, the Company reported net income before tax obligations of $30,204 for the three months ended March 31, 2018, an increase of $15,439 from the same period one year ago.

Liquidity and Capital Resources

Working Capital

	March 31, 2018	December 31, 2017
Current Assets	$1,945,416	$1,654,372
Current Liabilities	$1,554,666	$1,305,135

Working Capital	$390,750	$349,237

Cash Flow

	Three Months Ended
	March 31, 2018	March 31, 2017
Net Cash Used in Operating Activities	$13,686	$26,362
Net Cash Used in Investing Activities	$—	$861
Nat Cash Provided by Financing Activities	$—	$22,500

Decrease in Cash	$13,686	$4,723

[Table of Contents]

Cash Provided by Operating Activities

We have $13,686 and $26,362 net cash used in operating activities for the three months ended March 31, 2018 and 2017, respectively. The decrease is mainly due to increase in accounts receivable.

Cash Used in Investing Activities

For the three months ended March 31, 2018 and 2017, we spent $nil and $861 on purchasing fixed assets, respectively.

Cash Provided by Financing Activities

We received $22,500 from issuance of stock for the three months ended March 31, 2017. The Company did not issue any stock in the first quarter of the 2018 fiscal year.

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

[Table of Contents]

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

As described in Basis of Presentation in this First Quarter Report for fiscal year 2018, the Company recently determined that a material weakness existed in the Firm's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) as of March 31, 2018. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

As a result of that determination, the Company's Chief Executive Officer and Chief Financial Officer have since concluded that the Firm's disclosure controls and procedures were not effective as of March 31, 2018.

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2018, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

[Table of Contents]

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

/s/Alton Perkins
ATI MODULAR TECHNOLOGY CORP.
By: Alton Perkins
Its: Chairman of the Board, Chief
Executive Officer, Chief Financial Officer
Date: May 15, 2018

[Table of Contents]