Form 10-Q
period 2018-06-30
AMERICATOWNE HOLDINGS, INC.
filed 2018-08-13
CIK 1679426

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR
☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934
Commission file number: 000-55699

AMERICATOWNE HOLDINGS, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

f/k/a ATI Modular Technology Corp.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of the latest practicable date, the Company has 126,740,708 shares of its common stock issued and outstanding.

-

-

PART I - FINANCIAL INFORMATION

Item 1 Financial Statements

AmericaTowne Holdings, Inc.
f/k/a ATI Modular Technology Corp
Balance Sheets
	June 30, 2018	December 31, 2017
	(Unaudited)
Current Assets
Cash and cash equivalents	$90,337	$159,746
Accounts receivable, net - related parties	1,882,654	1,396,202
Other receivables - related parties	24,504	98,424
Total Current Assets	1,997,495	1,654,372

Office Equipment Furniture & Fixtures	9,106	10,784

Total Assets	$2,006,601	$1,665,156

Current Liabilities
Accounts payable and accrued expenses	$23,890	$40,412
Deposit from customers	—	—
Deferred Revenue	1,504,387	1,254,387
Income tax payable	19,829	10,337
Total Current Liabilities	1,548,106	1,305,136

Total Liabilities	1,548,106	1,305,136

Commitments and Contingencies

Stockholders' Equity

Common stock,$0.001 par value, 500,000,000 shares authorized; 2,535,060 shares issued and outstanding	2,535	2,535
Common stock subscribed	1,000	1,000
Additional paid in capital	1,021,545	1,021,545
Deferred compensation	(300,000)	(350,000)
Receivable for issuance of stock	(206,980)	(206,980)
Retained Earnings	(59,606)	(108,080)
Total stockholders' equity	458,495	360,020
Total liabilities and stockholders' equity	$2,006,601	$1,665,156

See Notes to Financial Statements

AmericaTowne Holdings, Inc.
f/k/aATI Modular Technology Corp
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30		June 30
	2018	2017	2018	2017

Revenues - related parties	$125,000	$125,000	$250,000	$250,000
Cost of revenues - related parties	—	—	—	—
Gross profit	125,000	125,000	250,000	250,000

Operating expenses General and administrative	97,240	94,169	192,036	204,404

Net income from operation	27,760	30,831	57,964	45,596

Other Income	—	—	—	—

Net income from operation before taxes	27,760	30,831	57,964	45,596

Provision for income taxes	4,960	4,624	9,491	6,839

Net income	$22,800	$26,207	$48,473	$38,757

Earnings per common share-basic and diluted	$0.01	$0.01	$0.02	$0.02

Weighted average number of common-shares outstanding basic and diluted	2,530,060	2,534,814	2,535,060	2,534,789
See Notes to Financial Statements

AmericaTowne Holdings, Inc. f/k/a ATI Modular Technology Corp
Statements of Cash Flows
(Unaudited)
	For the Six Months Ended
	June 30
	2018	2017

Operating Activities
Net income (loss) of the period	$48,473	$38,757
Adjustments to reconcile net loss from operations
Bad debt expense	24,805	17,614
Depreciation	1,679	2,792
Amortization on deferred compensation	50,000	50,000
Changes in Operating Assets and Liabilities
Accounts receivable	(511,257)	(352,276)
Other receivables	73,921	45,596
Accounts payable and accrued expenses	(16,522)	(140,782)
Deferred revenue	250,000	430,000
Income tax payable	9,492	6,839
Net cash used in operating activities	(69,409)	98,540

Investing Activities
Purchase of fixed assets	—	(861)
Net cash used in investing activities	—	(861)

Financing Activities
Proceeds from issuance of stock	—	22,499
Net cash provided by financing activities	—	22,499

Net increase (decrease) in cash and equivalents	(69,409)	120,178

Cash and equivalents at beginning of the period	159,746	94,266
Cash and equivalents at end of the period	$90,337	$214,444

Supplemental cash flow information:
Interest paid	$—	$—
Income taxes paid	$—	$—

See Notes to Financial Statements

AmericaTowne Holdings, Inc.

f/k/a ATI Modular Technology Corp.
Notes to Financial Statements

(Unaudited)

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

AmericaTowne Holdings, Inc., f/k/a ATI Modular Technology Corp., defined above and herein as the “Company” formerly Global Recycle Energy, Inc., was incorporated under the laws of the State of Nevada on March 7, 2008. The Company is engaged in the development and the exporting of modular energy efficient technology and processes that allow government and private enterprises in China to use US-based methods for creating modular spaces, facilities, and properties. As with any business plan that is aspirational in nature, there is no assurance we will be able to accomplish all our objective or that we will be able to meet our financing needs to accomplish our objectives.

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

On June 23, 2017, a majority of the Company’s shareholders approved an Agreement and Plan of Merger between the Company and AmericaTowne, whereby AmericaTowne would merge into the Company with the Company continuing on as the surviving entity (referred to herein as the “AmericaTowne Merger”). In connection with the AmericaTowne Merger, the Company filed Amended Articles of Incorporation changing its name to “AmericaTowne Holdings, Inc.,” which represents that the Company will continue implementing the business plans of both the Company and AmericaTowne. As a result of the AmericaTowne Merger, the Company acquired all of AmericaTowne’s business, contracts, assets, and obligations. The Company will continue operating under the assumed names “ATI Modular Technology Corp.” and “AmericaTowne, Inc.”

The AmericaTowne Merger was deemed effective on August 1, 2018, or after the period covered in this report.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company's financial position at June 30, 2018, and the results of its operations and cash flows for the six months ended June 30, 2018. The results of operations for the period ended June 30, 2018 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets:

Office equipment	3 - 5 years

For the six months ended June 30 2018 and 2017 depreciation expense is $1,679 and $2,792, respectively

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

At June 30, 2018 and December 31, 2017, no potentially dilutive shares were outstanding.

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

There were no sales returns and allowances from inception to June 30, 2018.

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

NOTE 4. ACCOUNT RECEIVABLES – RELATED PARTIES

The nature of the accounts receivable for June 30, 2018 in the amount of $1,981,741 are for modular construction and technology services and utilization of anticipated modular construction technology by ATI pursuant to the Modular Construction & Technology Services Agreement between ATI and the Company dated June 28, 2016 (hereinafter, the “ATI Services Agreement”) and for the Sales and Support Services Agreement with Yilaime on June 27, 2016 (the “Yilaime Services Agreement”). On June 30, 2018, the Company's allowance for bad debt is $99,087 which provides a net receivable balance of $1,882,654.

Accounts receivable consist of the following:

	June 30,	Dec 31,
	2018	2017
Accounts receivable- related parties	1,981,741	1,469,686
Less: Allowance for doubtful accounts	(99,087)	(73,484)
Accounts receivable, net	$1,882,654	$1,396,202

Bad debt expense was $24,805 and $17,614 for the six months ended June 30, 2018 and 2017, respectively.

NOTE 5. DEFERRED REVENUE

The Company receives $250,000 quarterly fee from Yilaime for Sales and Support Services Agreement. In accordance with ASC 605-50-45, the Company defers and recognizes as a reduction to the future costs for quarterly fee. For the six months ended June 30, 2018, $250,000 fee from exclusive agreement incurred; $1,504,387 is booked deferred revenue as current liability on June 30, 2018 and $70,000 went against cost charged by Yilaime.

NOTE 6. SHAREHOLDER'S EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of June 30, 2018:

Common stock, $ 0.001 par value: 500,000,000 shares authorized; 2,535,060 shares issued and outstanding;

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

For the six months ended June 30, 2018, $50,000 of stock compensation was charged to operating expenses and $300,000 was recorded as deferred compensation on June 30, 2018.

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

Pursuant to ASC 850-10-50-6, the Company makes the following transaction disclosures:

For Statement of Operations for the three months ended June 30, 2018 and 2017:

(a) $250,000 and $250,000 in revenues for ATI Services Agreements with the Company;

(b) $15,000 and $15,000 for general and administrative expenses for rent expenses the Company paid to Yilaime towards its lease agreement;

(c) $57,964 and $45,597 of compensation expense for AXP Holding Corp charges for DISC.

(d) $50,000 and $50,000 for general and administrative operating expenses recorded as stock compensation for respective employment agreements;

(e) $0 and $3,477 for general and administrative expenses for commissions and fees

For Balance Sheets on June 30, 2018 and December 31, 2017:

(a) $615,088 and $349,642 net account receivables ATI owes to the Company;

(b) $1,267,566 and $1,046,560 net account receivables Yilaime owes to the Company;

(c) $24,504 and $98,424 prepayments to AXP Holding Corp;

(d) $1,504,387 and $1,254,387 deferred revenue-Yilaime;

(e) $13,712 and 23,712 as accounts payable to Anhui Ao De Xin Modular Construction Technology Co., Ltd.;

(f) $300,000 and 350,000 as deferred compensation pursuant to respective employment agreements.

NOTE 9. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of income tax expense for the six months ended June 30, 2018 and 2017 are as follows:

	For the Six Month Ended
	June 30, 2018	June 30, 2017
Current tax expense	$9,491	$6,839
Deferred tax expense	—	—
Tax expense (benefit)	$9,491	$6,839

The Company had $19,829 and $10,337 of income tax liability as of June 30, 2018 and December 31, 2017, respectively.

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

On June 23, 2017, a majority of the Company’s shareholders approved an Agreement and Plan of Merger between the Company and AmericaTowne, whereby AmericaTowne would merge into the Company with the Company continuing on as the surviving entity (referred to herein as the “AmericaTowne Merger”). In connection with the AmericaTowne Merger, the Company filed Amended Articles of Incorporation changing its name to “AmericaTowne Holdings, Inc.,” which represents that the Company will continue implementing the business plans of both the Company and AmericaTowne. As a result of the AmericaTowne Merger, the Company acquired all of AmericaTowne’s business, contracts, assets, and obligations. The Company will continue operating under the assumed names “ATI Modular Technology Corp.” and “AmericaTowne, Inc.”

The AmericaTowne Merger was deemed effective on August 1, 2018, or after the period covered in this report

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

Results of Operations for the Six Months Ended June 30, 2018 and 2017

Our operating results for the six months ended June 30, 2018 and 2017 are summarized as follows:

	Six Months Ended
	June 30, 2018	June 30, 2017
Revenue	$250,000	$250,000
Cost of Revenues	$-	$-
Operating Expenses	$192,035	$204,404

Net Income	$48,473	$38,757

Revenues

For the six months ended June 30, 2018, the Company generated revenue of $250,000. The Company's revenues came from related parties for services rendered for the service rights agreement with AmericaTowne. We can make no assurances that we will find commercial success in any of our revenue producing contracts. Our revenues, thus far, rely entirely on related parties. We are a new company and thus have very limited experience in sales expectations and forecasting. We also have not fully discovered any seasonality to our business as we began operations in the fourth quarter of 2016.

Operating Expenses

Our expenses for the six months ended June 30, 2018 and 2017 are outlined in the table below:

	Six Months Ended
	June 30, 2018	June 30, 2017
General and Administrative	$192,035	$204,404

Total Operating Expenses	$192,035	$204,404

Our operating expenses are largely attributable to administrative expenses related to our reporting requirements as a public company and implementation of our business plan.

Net Income

As a result of our operations, the Company reported net income before tax obligations of $57,965 for the six months ended June 30, 2018, an increase of $12,369 from the same period one year ago.

Liquidity and Capital Resources

Working Capital

	June 30, 2018	December 31, 2017
Current Assets	$2,006,601	$1,665,156
Current Liabilities	$1,548,106	$1,305,136

Working Capital	$458,495	$360,020

Cash Flow

	Six Months Ended
	June 30, 2018	June 30, 2017
Net Cash Provided by (Used in) Operating Activities	$(69,409)	$98,540
Net Cash Used in Investing Activities	$-	$861
Nat Cash Provided by Financing Activities	$-	$22,499

Increase (Decrease) in Cash	$(69,409)	$120,178

Cash Provided by (Used in) Operating Activities

We used $69,409 in operating activities for the six months ending June 30, 2018. For the same period in 2017, the Company received $98,540 as a result of operating activities. The change is mainly due to increase in accounts receivable.

Cash Used in Investing Activities

For the six months ended June 30, 2018 and 2017, we spent $nil and $861 on purchasing fixed assets, respectively.

Cash Provided by Financing Activities

We received $22,499 from issuance of stock for the six months ended June 30, 2017. The Company did not issue any stock for the first two quarters of the 2018 fiscal year.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“US GAAP”). US GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expenses amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition.

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

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, “Income Taxes.” ASC 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company's consolidated financial statements.

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

As described in Basis of Presentation in this Second Quarter Report for fiscal year 2018, the Company recently determined that a material weakness existed in the Firm's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) as of June 30, 2018. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

As a result of that determination, the Company’s Chief Executive Officer and Chief Financial Officer have since concluded that the Firm's disclosure controls and procedures were not effective as of June 30, 2018.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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
Date: August 13, 2018