Form 10-Q
period 2018-09-30
AMERICATOWNE HOLDINGS, INC.
filed 2018-11-14
CIK 1679426

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018
OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

Commission file number: 000-55699

AMERICATOWNE HOLDINGS, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

Nevada	000-55699	81-3131497
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION	(COMMISSION FILE NO.)	(IRS EMPLOYEE IDENTIFICATION NO.)

4700 Homewood Court, Suite 100, Raleigh North Carolina 27609
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

(888) 406 2713
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 200,481,528 shares of common stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICATOWNE Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30	December 31
	2018	2017
	(Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$290,853	$900,168
Notes receivable - related parties	68,500	73,000
Accounts receivable, net	737,478	764,800
Accounts receivable, net - related parties	3,123,306	2,336,179
Other receivables	11,246	—
Other receivables - related parties	75,080	180,547
Prepayment-current	644	644
Total Current Assets	4,307,107	4,255,338

Prepayment-non current	6,393	7,035
Property, plant and equipment, net	43,401	41,264
Deferred tax assets	598,897	169,291
Goodwill	40,331	40,331
Investments	3,860	3,860
Total Assets	$4,999,989	$4,517,119

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$37,000	$80,611
Deferred revenues-current	1,758,929	1,258,930
Other payables	560	1,060
Deposit from customers	1,469	1,469
Due to related parties	17,349	8,646
Income tax payable	69,561	53,309
Total Current Liabilities	1,884,868	1,404,025
Deferred revenues-non current	46,036	49,441
Total Liabilities	1,930,904	1,453,466

Commitments & Contingencies

Shareholders' Equity
Common stock, $0.0001 par value; 500,000,000 shares authorized, 200,181,528 and 48,985,026 shares issued and outstanding	200,182	4,899
Common stock subscribed	6,180	87
Additional paid-in capital	6,112,110	5,684,903
Deferred compensation	(1,801,686)	(2,359,220)
Receivable for issuance of stock	(297,203)	(90,223)
Retained Earnings	(1,132,103)	(204,425)
Noncontrolling interest	(18,395)	27,632
Shareholders' Equity	3,069,085	3,063,653
Total Liabilities and Shareholders' Equity	$4,999,989	$4,517,119

See Notes to Consolidated Financial Statements

AMERICATOWNE Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Revenues
Sales	$1,135	$166,134	$113,405	$228,404
Services-related parties	50,000	591,750	412,000	1,081,992
	51,135	757,884	525,405	1,310,396
Cost of Revenues-Related Parties	91,258	35,498	255,029	113,076
Gross Profit	(40,123)	722,386	270,376	1,197,320

Operating Expenses
General and administrative	457,706	466,771	1,255,876	1,071,006
Professional fees	54,374	100,100	222,872	256,121
Total operating expenses	512,080	566,871	1,478,748	1,327,127
Income from operations	(552,203)	155,515	(1,208,372)	(129,807)

Other Expenses (Income)	(6,796)	(308)	(7,041)	(229)

Provision for income taxes	(184,328)	408	(410,390)	7,247
Net Income (Loss)	(361,079)	155,415	(790,941)	(136,825)

Less: Net loss (income) attributable to the noncontrolling interest	16,888	7,155	23,810	12,653

Net income (loss) attributable to AMERICATOWNE, Inc common stockholder	$(344,191)	$162,570	$(767,131)	$(124,172)

Earnings per share - basic and diluted	$(0.00)	$0.00	$(0.00)	$(0.00)
Weighted average shares outstanding- basic and diluted	200,181,528	37,165,014	200,181,528	30,816,291

See Notes to Consolidated Financial Statements

AMERICATOWNE Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30, 2018	September 30, 2017

Operating Activities:
Net income (loss)	$(790,941)	$(136,825)
Adjustments to reconcile net income to net cash provided by
Depreciation	11,565	8,653
Stock compensation	610,034	395,288
Bad debt provision	134,253	160,130
Changes in operating assets and liabilities:
Accounts receivable, net	(894,057)	(1,517,767)
Other receivables	89,527	(7,903)
Other receivables - related parties	(34,796)	4,393
Prepayment	642	(145,433)
Deferred tax assets	(429,606)	—
Accounts payable and accrued expenses	(43,612)	(16,611)
Deferred revenues	496,595	676,595
Other payables	(500)	(4,456)
Deposit from customers	—	1,469
Due to related parties	48,192	61,047
Income tax payable	16,252	5,578
Net cash provided by (used in) operating activities	(786,452)	(515,842)

Investing Activities:
Purchase of fixed assets	(13,702)	(4,944)
Issuance of notes receivable	4,500	(15,000)
Net cash used in Investing activities	(9,202)	(19,944)

Financing Activities:
Proceeds from issuance of common stock	186,339	624,068
Net cash provided by financing activities	186,339	624,068

Increase (Decrease) in cash and cash equivalents	(609,315)	88,282
Cash and cash equivalents at beginning of period	900,168	973,015
Cash and cash equivalents at end of period	$290,853	$1,061,297

Supplemental disclosure of cash flow information
Interest paid	$—	$—
Income taxes paid	$—	$—

See Notes to Consolidated Financial Statements

AmericaTowne Holdings, Inc.

f/k/a ATI Modular Technology Corp.
Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

AmericaTowne Holdings, Inc. is a Nevada corporation (the “Company”). The Company is the surviving entity following the merger with its subsidiary, AmericaTowne, Inc., a Delaware corporation, deemed effective on August 1, 2018. The Company operates under its assumed names of ATI Modular Technology Corp. (“ATI Modular”) and AmericaTowne. The Company was incorporated in the State of Nevada on March 7, 2008. As a result of the merger, the Company acquired all business, contracts, assets, and obligations of AmericaTowne, Inc. The Company’s shareholders received a pro rata distribution of the Company’s shares in exchange for the shares they owned in AmericaTowne, Inc. (the merging entity). AmericaTowne, Inc. has ceased reporting as a result of the merger. The Company will continue operating under the assumed names set forth herein, and the term “Company” used in this filing may refer to the businesses of ATI Modular or AmericaTowne, in addition to its other operations set forth herein, and in prior filings with the Commission. As a result of the merger, the Company believed it has exited shell company status.

The Company, through ATI Modular, is engaged in the development and the exporting of modular energy efficient technology and processes that allow government and private enterprises in China and elsewhere to use US-based methods for creating modular spaces, facilities, and properties. The Company is in the business of all aspects of modular and smart construction, including but not limited to, (a) the furtherance of modular and smart construction technology, education, development and production in developed and undeveloped countries, (b) acquisition and/or installation of construction equipment, materials, furnishings, hardware, insulation, flooring, roofing, wiring, plumbing, heating and air conditioning, and landscaping, and (c) other businesses directly or tangentially related to these lines of services, including assisting businesses and entrepreneurs in securing naming, licensing or promotional rights, driving internet and media traffic, increasing visibility of product and name recognition, and other services.

The Company, through AmericaTowne, is pursuing its objectives in providing upper and middle-income consumers in China with “Made in the USA” goods and services allowing such consumers to experience United States’ culture and lifestyle. The pursuit of these objectives will continue to be done through AmericaTowne, as an assumed name of the Company. In addition, the Company believes it has made significant progress in developing its business platform in Africa by implementing business and commerce solutions considered mainstream in America, but relatively new in these developing countries. The Company’s recent developments in Africa have been highlighted through numerous contractual disclosures on EDGAR. The Company intends on continuing to deploy resources, research and expertise in evaluating further opportunities in developing countries as part of its overall growth model.

The Company has entered into agreements with a number of Counties in Kenya and the National Treasury of Kenya to provide various equipment pursuant to tenders awarded to the Company by the Counties and National Government. As disclosed on its Form 8-K on July 2, 2018, the Company entered into procurement agreements with the following governmental entities in Kenya, Africa pursuant to the specific bid and approval procedures set forth by the particular administrative body for the governmental entity identified: (a) Siaya, (b) Busia, (c) Turkana, (d) Vihiga, (e) Kakamega, (f) Kisumu (g) Migori, and (h) Kericho. Most of the agreements referenced in the Form 8-K were defined as “tenders,” or perhaps commonly referred to as “invoicing agreements,” where the scope of services and goods to be procured are set forth in governmental approval correspondence following meeting minutes, planning orders or committee hearings. The tenders were subsequently delivered to the Company for invoicing. Following invoicing, the governmental entity has a set period of time to pay under the invoice prior to performance of services by the Company. During the invoicing period, the Company prepares its staff and independent contractors to procure the proper goods or services required under the tender. The payment terms and conditions were set forth in the specific tenders disclosed on the Form 8-K. These agreements are pending. The Company expects to initiate actions pursuant to tenders and invoices at the end of the 4th Quarter 2018 through the beginning of the 1st Quarter 2019. The Company has not yet realized any revenues under the agreements, and there is no guarantee that such invoicing agreement will be fulfilled.

Notwithstanding its recent progress and intentions, there is no guarantee that the Company will be successful. As with any business plan that is aspirational in nature, there is no assurance we will be able to accomplish all our objectives or that we will be able to meet our financing needs to accomplish our objectives.

Our principal executive offices are located at 4700 Homewood Court, Suite 100 in Raleigh, North Carolina. We are registered as a foreign business entity in the State of North Carolina. We lease the office space from Yilaime Corporation, a Nevada corporation doing business in North Carolina, and a related party to the Company, as set forth below. Our physical location for our operations in China along with a manufacturing facility is Anhui Province Jiangnan Industrial Concentration Zone New Energy Industry Park A1, A2, A5 Plant Chizhou City, Anhui Province, China. The Company registered its wholly owned subsidiary Anhui Ao De Xin Modular Building Technology Co. Ltd. in Jiangnan Industry Zone, Chizhou, China. Our physical location for operations in Kenya is 764 Milimani Estates, Kisumu, Kenya. The Company registered its wholly owned subsidiary AmericaTowne Holdings Limited in Kisumu, Kenya.

The Company entered an Investment and Cooperation Agreement with the Jiangnan Industry Zone in Anhui Province, China dated September 8, 2016 (the “Jiangnan Cooperation Agreement”). On December 28, 2016, the Company entered into a definitive agreement with the Administrative Committee, Jiangnan Industry Zone in Anhui Province - the American ATI Modular Technology Company Project Investment Agreement (the “Investment Agreement”). The Investment Agreement superseded the Jiangnan Cooperation Agreement. Under the Investment Agreement, the Administrative Committee of Jiangnan Industrial Concentration Zone of Anhui Province (hereinafter, “Jiangnan”) and the Company have agreed to the construction of the Company’s green, modular building and related technology under the project name “Modular Plant Production Base.”

Under the Investment Agreement, the Company has agreed to manufacture and install modular buildings, and provide research into the development of green building module manufacturing using US-based technology. The Company has agreed to provide appropriate technology and intelligent systems in providing modular building lifecycle services. In addition to modular and smart technology, the Company and Jiangnan has agreed to establish: 1) a modular development institute research and training center; 2) an entrepreneurial incubator; 3) an engineering technology research center; 4) an industrial design center; 5) post-doctoral workstations and engineering laboratories; and 6) an international student intern summer work program. Where possible, the Company’s aim is to increase US exports by using American based technology, equipment and services.

The Company presented the Anhui Project to the United States Ex-Im Bank, which provided a Letter of Interest in providing support for the Project. Additionally, pursuant to its agreement with the Chizhou government, Chizhou preliminarily agreed to provide support for Ex-Im funding either by a guarantee or local bank support. Although no loan application has been submitted, management is under the impression that subject to meeting Ex-Im Bank’s standard underwriting requirements, there is a possibility of loans, and other funding including working capital and insurance. Going forward, we plan on working with Ex-Im to seek insurance and funding for the Chizhou operations. There is no assurance that funding and or insurance will be obtained.

The Company and Shexian County, China are parties to a Modular Services Agreement to design, install and manufacture American modular technology for use in all government and private buildings throughout Shexian County, and elsewhere in China. The terms and conditions of the Modular Services Agreement have been disclosed in prior filings. The original party to the Agreement was ATI Modular Technology Corp., which in turn was providing the services to AmericaTowne, Inc. However, as a result of the aforementioned merger, the Company is providing the services under the Modular Services Agreement. Also, the Company has entered into an agreement with the province of Yongan in China to pursue the development of business opportunities involving modular technology and investments, and business development..

China's economy and its government impact our revenues and operations. While the Company has an agreement in place with the government of Jiangnan as well as the approval by government officials in Shexian and Yongan China to operate facilities, there is no assurance that we will operate the facilities successfully. Additionally, the Company will need government approval in other locations in China to operate other aspects of our business plan. There is no assurance that we will be successful in obtaining approvals from government entities in other locations to operate other aspects of our business plan. Finally, Mr. Perkins, as a control person of each entity – AmericaTowne and the Company, might elect to forego certain obligations of AmericaTowne under other Corporative Agreements currently in place or not enter more definitive agreements with Governments in China and elsewhere, which in turn, could impact the Company’s ability to meet its business plan set forth herein.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP").

The Company entered into Agreement and Plan of Merger with AmericaTowne, Inc. whereas the merger was accounted under US GAAP as a business combination under common control with the Company being the acquirer as both entities were owned by the same controlling shareholders. The consolidated financial information have been presented at historical costs and on a retroactive basis of the entities.

Before the merger, the Company was the subsidiary of AmericaTowne, Inc. of which the consolidated financial statements are the combined financial statements of AmericaTowne, Inc. and the Company. For better comparison, the financial statements of prior periods presented in this filing (including balance sheet on December 31, 2017 and statements of operations as well as cash flow statements for three and nine months ended, September 31, 2017) are financial statements of AmericaTowne, Inc.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all its majority-owned subsidiaries which require consolidation. Inter-company transactions have been eliminated in consolidation.

Interim Financial Statements

These interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. They do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. Therefore, these consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto contained in its report on Form 10-K for the years ended December 31, 2017

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company's financial position at September 30, 2018, and the results of its operations and cash flows for the nine months ended September 30, 2018. The results of operations for the period ended September 30, 2018 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

For the nine months ended September 30, 2018 and 2017, depreciation expense is $11,565 and $8,653, respectively.

Investments

Investments primarily include cost method investments. On September 30, 2018 and December 31, 2017, the carrying amount of investments was $3,860 and $3,860, respectively. There are no identified events or changes in circumstances that may have a significant adverse effect on fair value of the investment as of September 30, 2018.

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

The Company is subject to U.S. federal income tax. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized. On September 30, 2018 and December 31, 2017, there are deferred tax assets of $598,897 and $169,291, respectively. The Company had $69,561 and $53,309 of income tax liability as of September 30, 2018 and December 31, 2017, respectively.

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

Basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if potentially dilutive securities had been issued. There were no potentially dilutive securities outstanding during the periods presented.

For the nine months ended September 30, 2018 and 2017, diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

Segment Information

The standard, "Disclosures about Segments of an Enterprise and Related Information", codified with ASC 280, requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. The Company believes that it operates in business segment of marketing and sales in China while the Company's general administration function is performed in the United States. On September 30, 2018, all assets and liabilities are in the United States, where the income and expense has been incurred since inception to September 30, 2018.

Impact of New Accounting Standards

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position, or cash flow.

Pushdown Accounting and Goodwill

Pursuant to applicable rules (FASB ASC 805-50-S99) the Company used push down accounting to reflect Yilaime Corporation's purchase of 100% of the shares of the Company's common stock. Richard Chiang, the Company's prior sole shareholder entered into an agreement to sell an aggregate of 10,000,000 shares of the Company's common stock to Yilaime Corporation effective upon the closing date of the Share Purchase Agreement dated June 26, 2014. Richard Chiang executed the agreement and owned no shares of the Company's common stock. This transaction resulted in Yilaime Corporation retaining rights, title and interest to all issued and outstanding shares of common stock in the Company.

Revenue Recognition

The Company's revenue recognition policies comply with FASB ASC Topic 605. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, collectability is reasonably assured, and there are no significant subsequent obligations for the Company to assume.

Prior to an agreement, the Company assesses whether collectability from the potential customer is reasonably assured. The Company reviews the customer's financial condition, which is an indicator of both its ability to pay, and, in turn, whether or not revenue is realizable.

The ability to pay is an important criterion for entrance into an agreement with the customer. If management believes that the potential customer does not have the ability to pay, normally an agreement is not entered into with the customer.

If, at the outset an arrangement is entered into and the Company determines that the collectability of the revenue amount from the customer is questionable, management would not recognize revenue until it receives the amount due or conditions change so that collectability is reasonably assured. If collectability is reasonably assured at the outset of an arrangement, but subsequent changes in facts and circumstances indicate collection from the customer is no longer probable, the amount is recorded as bad debt expense.

There are two primary customer agreements currently offered to the Company's customers - (a) Licensing, Lease and Use Agreement ("Licensing Agreement"), and (b) Exporter Services Agreement ("Exporter Agreement").

(a) Licensing, Lease and Use Agreement

For the License, Lease and Use Agreement, the Company reflects revenue recognition over the course of the term.

(b) Exporter Services Agreement.

For services provided in the Exporter Service Agreement, the Company has two primary types of services called the Service Fee and Transaction Fee. Additionally, under certain circumstances, the Company may charge an Extension Fee. The customer under the Exporter Services Agreement is defined in this section as the "Exporter."

The Service Fee

Upon signing the Exporters Agreement, the Exporter is provided with services consisting of eight related components including: 1) market analysis; 2) review of proposed goods and services; 3) expectations for supply and demand in the market; 4) conducting export business in China; 5) information on financing; 6) information on the export tax savings programs; 7) international trade center assistance; and 8) selecting and assigning a tax-saving company. All eight components of the Service Fee are delivered as one deliverable upon the signing or shortly thereafter of the Exporter Service Agreement with the exporter. The Company completes the earnings process upon the signing the Exporter Service Agreement since the one service fee deliverable has been delivered and we have no further obligations. Revenue is not recognized until the completion of these eight components and the Company has no further obligations.

The Transaction Fee

During this process, the Exporter's goods and services are tested in the market, buyers or identified, deals or negotiated and the exporter products and services are delivered, and payment is made. The Transaction Fee is normally a percentage of each transaction.

The Transaction Fee process includes the Exporter's participation in three programs: 1) the Sample and Test Market Program; 2) Market Acceptance Program; and 3) Export Delivery Action. In the Sample and Test Market Program, an Exporter's products and services are tested in the market; sources of goods and services are confirmed; price indications are confirmed; and an Exporter and buyer match occurs. In the Market Acceptance Program, the export deal is identified and negotiated. Finally, in the Export Delivery Action, the goods are shipped and delivered and payment is made. The Company does not recognize revenue until completion of these three programs and the Company has no further obligations.

Throughout the life of the Exporter Agreement, the Company expects Exporters to complete multiple transactions. Each transaction is a separate and independent process.

The Extension Fee

The Extension Fee is an independent accounting unit. The Extension Fee is a fee charged to those Exporters who in rare cases for whatever reason fail to avail themselves of the Transaction Process. The Exporter has one-year to participate in the Sample and Test Market Program. Afterwards, provided no transaction has occurred and the Exporter agrees to pay a fee equal to 25% of the original Service fee within thirty (30) days (the "Extension Fee"), the Exporter may continue the Transaction Process. If the Extension Fee is not paid, the Exporter's participation and membership in the Sample and Test Program terminates. In the event of termination, the balance of any prior fees is still due and payable.

Provided that the Exporter agrees to pay the Extension Fee and continues with the Transaction Process, at the end of the Transaction Process and the last Transaction Fee deliverable is made, the Transaction Fee Process is completed. Upon completion, the Company has no further obligations, revenue is recognized, and the Exporter is invoiced for both the Extension Fee and the Transaction Fee.

After the Exporter pays the Extension Fee, if no transaction has occurred for sixty (60) calendars days, the Company is exempt from any obligation to provide further Transaction Process services and it recognizes revenue of the Extension Fee.

The Company recognizes revenue on a gross basis.

We have gross presentation for services provided by Yilaime, a contractor to the Company prior to the consummation of an arrangement.

In accordance with ASC605-45-45, the gross basis to recognize revenue applies since the Company is the primary obligor in the arrangement.

The Company expects to realize revenue for export funding and support, and franchise and license fees for United States support locations, and education initiatives. Additionally, if and when the Company further develops AmericaTowne, revenues would be expected to be recognized for (a) villa sales, rentals, timeshare and leasing; (b) hotel leasing and or operational revenues and sales; (c) theme park and performing art center operations, sales and/or leasing; and (d) senior care facilities, operations and or sales.

The Company does not provide unconditional right of return, price protection or any other concessions to its customers.

There were no sales returns and allowances from inception to September 30, 2018.

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

In the first step of the review process, we compare the estimated fair value of the reporting unit with its carrying value. If the estimated fair value of the reporting unit exceeds its carrying amount, no further analysis is needed. If the estimated fair value of the reporting unit is less than its carrying amount, we proceed to the second step of the review process to calculate the implied fair value of the reporting unit goodwill in order to determine whether any impairment is required. We calculate the implied fair value of the reporting unit goodwill by allocating the estimated fair value of the reporting unit to all of the assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination. If the carrying value of the reporting unit's goodwill exceeds the implied fair value of the goodwill, we recognize an impairment loss for that excess amount. In allocating the estimated fair value of the reporting unit to all of the assets and liabilities of the reporting unit, we use industry and market data, as well as knowledge of the industry and our past experiences.

We base our calculation of the estimated fair value of a reporting unit on the income approach. For the income approach, we use internally developed discounted cash flow models that include, among others, the following assumptions: projections of revenues and expenses and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. We base these assumptions on our historical data and experience, third-party appraisals, industry projections, micro and macro general economic condition projections, and our expectations.

We have had no goodwill impairment charges for the three months ended March 31, 2018. The estimated fair value of each of our reporting units exceeded its' respective carrying amount by more than 100 percent based on our models and assumptions.

NOTE 3. NOTES RECEIVABLE – RELATED PARTIES

On July 12, 2017, the Company issued $15,000 secured promissory note to a shareholder with annual 6% interest rate. The note is due on October 30, 2017. The interest rate is 9% after the due date. The note is secured by the personal guarantee of the borrower and the borrower’s stock of the Company. The company has received repayment of $4,500 as of September 30, 2018. The note is past due as of September 30, 2018

On August 31, 2017, the Company issued $58,000 secured promissory note to a shareholder with annual 3.5% interest rate. The note was due on April 1, 2018. The interest rate is 9% after the due date. The note is secured by the borrower’s stock of the Company. The note is past due as of September 30, 2018.

NOTE 4. ACCOUNTS RECEIVABLE

The nature of the net accounts receivable for September 30, 2018, in the amount of $4,399,402 are for Export Service Agreements. The Company's allowance for bad debt is $538,618 which provides a net receivable balance of $3,860,784.

Accounts' receivable is stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollected amounts through a charge to earnings and a credit to an allowance for bad debts based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the allowance for bad debts and a credit to accounts receivable.

Accounts receivable consist of the following:

	September 30	December 31
	2018	2017

Accounts receivable	$1,111,620	$1,045,412
Accounts receivable- related parties	3,287,782	2,459,135
Less: Allowance for doubtful accounts	(538,618)	(403,568)
Accounts receivable, net	$3,680,784	$3,100,979

Bad debt expense was $134,253 and $160,130 for the nine months ended September 30, 2018 and 2017, respectively.

Allowance for bad debt policy

Our bad debt policy is determined by the Company's periodic review of each account receivable for reasonable assurance of collection. Factors considered are the exporter's financial condition, past payment history if any, any conversations with the exporter about the exporter's financial conditions, and any other extenuating circumstances. Based upon the above factors, the Company makes a determination whether the receivable are reasonably assured of collection. Based upon our review, if required, we adjust the allowance for bad debt.

NOTE 5. SHAREHOLDER'S EQUITY

The Company incorporates by reference all prior disclosures for the period identified herein. See Part II, Item 6. The stockholders' equity section of the Company contains the following classes of capital stock as of September 30, 2018:

  Common stock, $ 0.0001 par value: 500,000,000 shares authorized; 200,181,528 shares issued and outstanding

NOTE 6. DEFFERED REVENUE

ATI Modular receives $250,000 quarterly fee from Yilaime pursuant to the Sales and Support Services Agreement. In accordance with ASC 605-50-45, the Company defers those fees and recognizes them as a reduction to the future costs for quarterly fee. For the nine months ended September 30, 2018, $500,000 fee from exclusive agreement incurred; $1,754,387 is booked deferred revenue as current liability on September 30, 2018 and $70,000 went against cost charged by Yilaime.

NOTE 7. STOCK BASED COMPENSATION

For the nine months ended September 30, 2018 and 2017, $610,034 and $395,288 of stock compensation were charged to operating expenses, respectively. $1,801,686 and $2,359,220 were recorded as deferred compensation on September 30, 2018 and December 31, 2017, respectively.

ATI Modular entered into an employment lock-up agreement on July 1, 2016 with Alton Perkins to serve as the Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer, and Secretary. The term of Mr. Perkins' agreement is five years with ATI Modular retaining an option to extend in one-year periods. In consideration for Mr. Perkins' services, ATI Modular has agreed to issue to his designee, the Alton & Xiang Mei Lin Perkins Family Trust, 10,000,000 shares of common stock. ATI Modular may elect in the future to include money compensation to Mr. Perkins or his designee for his services provided there is sufficient cash flow.

On June 20, 2017, the Company signed the “First Amendment Employment Agreement with Alton Perkins amending the original Employment Agreement dated November 21, 2014. The new Agreement lifts up any lock-up provisions related to shares issued to Alton Perkins or his designee. In addition, in accordance with the new Agreement, the Company issued Alton Perkins an additional 10,000,000 shares of restricted common stock and extended his employment until June 19, 2022.

On September 11, 2017, the Company signed the “Second Amendment Employment Agreement with Alton Perkins amending the original Employment Agreement dated November 21, 2014, as amended on June 20, 2017. Mr. Perkins agreed to serve as the Chairman and Chief Executive of AmericaTowne Holdings, Inc. as well as continue to serve for five years through September 11, 2022, in the same capacity for AmericaTowne, Inc., ATI Modular Technology Corp, and its subsidiary Anhui Ao De Xin Modular New Building Material Co., Ltd. In accordance with the new amended Agreement, the Company issued Alton Perkins and or his designee 8,831,145 shares of restricted common stock.

NOTE 8. RELATED PARTY TRANSACTIONS

Yilaime Corporation, a Nevada corporation ("Yilaime") and Yilaime Corporation of NC ("Yilaime NC") are related parties to the Company. Yilaime is a "Control Party" to AmericaTowne because it has title to greater than 50% of the issued and outstanding shares of common stock in the Company. Alton Perkins is the majority shareholder and controlling principal of Yilaime, Yilaime NC, Perkins DISC, and the Company. Additionally, for those “trade centers” set forth below, Mr. Perkins directs all major activities and operating policies of each entity. The common control may result in operating results or a financial position significantly different from that which would have been obtained if the enterprises were autonomous. Further, pursuant to ASC 850-10-50-6 the Company lists and provides details for all material Related Party transactions, so that readers of the financial statements can better assess and predict the possible impact on performance.

Nature of Related Parties' Relationship

On October 8, 2014, the Company entered into the Stock Exchange Agreement with Yilaime NC. Pursuant to the terms of the Stock Exchange Agreement, in consideration for the issuance of 3,616,059 shares of common stock in the Company to Yilaime NC, Yilaime NC conveyed 10,848,178 shares of its restricted common stock to the Company. The intent of the parties in executing and performing under the Stock Exchange Agreement is to effectuate tax-free reorganization under Section 368 of the Internal Revenue Code of 1986. The Company issued the 3,616,059 shares of common stock to Yilaime NC on May 14, 2015. As result of receiving 10,848,178 shares of issued and outstanding common stock in Yilaime (4.5% of issued and outstanding), the Company recorded a $3,860 investment in use of Cost Method.

The Company authorized Yilaime NC to transfer 3,616,059 of these shares pursuant to the Company's effective registration statement on Form S-1/A on November 5, 2015.

The Company entered into a Service Provider Agreement with Yilaime on October 27, 2014 (the "Service Agreement") wherein certain "Export Funding and Support Services" and "Occupancy Services," as defined therein, are provided to the Company in consideration for a fee. In addition to these fees, Yilaime has to pay an Operations Fee to the Company for exclusive rights. Mr. Perkins is the Chief Executive Officer of the Company and is the majority shareholder and controlling person of Yilaime.

The Company also leased office space from Yilaime NC for $3,516 per month.

On June 27, 2016, ATI Modular entered into a Sales and Support Services Agreement with Yilaime. Under the Services Agreement, Yilaime will provide ATI Modular with marketing, sales, and support services in the ATI Modular’s pursuit of ATI Modular business in China in consideration of a commission equal to 10% of the gross amount of monies procured for ATI Modular through Yilaime’s services. In consideration of the right to receive this commission, Yilaime has agreed to pay ATI Modular a quarterly fee of $250,000 starting on July 1, 2016. The Services Agreement is set to expire on June 10, 2020, absent early termination for breach thereof by either party. Yilaime retains an option to extend the term under its sole discretion until June 10, 2025 by providing written notice to ATI Modular by March 10, 2019. Yilaime has agreed to be ATI Modular’s exclusive independent contractor in providing the services in the Services Agreement, and has agreed to a non-compete and non-circumvent agreement.

Yilaime is obligated to provide support services only in a manner that is deemed commercially acceptable by Yilaime and Yilaime has the sole right to determine the means, manner and method by which services will be provided and at the time and location of its choosing. Furthermore, as the control person of Yilaime, Mr. Perkins might make decisions he deems are in the best interests of Yilaime, which might be to the detriment of the goals and objectives of ATI Modular.

On October 3, 2016, the Company purchased the majority and controlling interest in ATI Nationwide Holding Corp (“ATI Nationwide”), formerly EXA, Inc. OTC:Pinks (EXAI) through the acquisition of 65,000,000 shares (65.5%) shares of restricted common stock. The Stock Purchase and Sale Agreement dated October 3, 2016 (the “SPA EXAI”) closed on October 10, 2016 with the $175,000 payment of the purchase price to Joseph C. Passalaqua, prior shareholder and director and officer of ATI Nationwide.

Pursuant to ASC 850-10-50-6, the Company makes the following transaction disclosures for three months ending March 31,

Consolidated Operating Statement Related Party Transactions (for nine months ending September 30, 2018 and 2017).

(a) $150,000 and $150,000 in revenues for Yilaime's exclusive agreement with the Company;

(b) $262,000 and $901,750 in Trade Center Service Agreement Revenue;

(c) $35,338 and $112,916 in costs of revenues to Yilaime for services pursuant to the Service Agreement;

(d) $594,931 and $555,871 for general and administrative expenses for commissions and fees.

(e) For the nine months ended, September 30, 2018, $31,933 for general and administrative expenses for rent expenses the Company paid to Yilaime towards its lease agreement; For the nine months ended, September 30, 2018, $22,500 for general and administrative expenses for rent expenses ATI Modular paid to Yilaime towards its lease agreement. For the nine months ended, September 30, 2018, $22,500 for general and administrative expenses for rent expenses ATI Nationwide paid to Yilaime towards its lease agreement.

For the nine months ended, September 30, 2017, $31,947 for general and administrative expenses for rent expenses the Company paid to Yilaime towards its lease agreement; $22,500 for general and administrative expenses for rent expenses ATI Modular paid to Yilaime towards its lease agreement; $22,500 for general and administrative expenses for rent expenses ATI Nationwide Holding Corp paid to Yilaime towards its lease agreement

(g) $610,034 and $395,288 for general and administrative operating expenses recorded as stock compensation for respective employment agreements.

(h) $0 and $30,242 in commission revenue with Nationwide Microfinance Limited;

Consolidated Balance Sheet Related Party Transactions (on September 30, 2018 and December 31, 2017)

(a) $68,500 and $73,000 notes receivable to shareholders;

(b) $1,676,152 and $1,128,033 net account receivables Yilaime owes to the Company;

(c) $1,447,154 and $1,208,146 Trade Center receivables owed to the Company;

(d) On September 30, 2018, other receivables include $60,413 owed by Perkins Hsu Export Corporation and $14,667 purchase mining equipment and advances for Yilaime Nairobi Ltd.

(e) On September 30, 2018, due to related parties include $2,349 payable to Perkins Hsu Export Corporation and $15,000 payable to Yilaime.

(f) On December 31, 2017, other receivables include $165,870 owed by Perkins Hsu Export Corporation and $14,677 purchase mining equipment and advances for Yilaime Nairobi Ltd;

(g) $1,754,387 and $1,254,387 deferred revenue-Yilaime;

(h) $13,712 and 23,712 as accounts payable to Anhui Ao De Xin Modular Construction Technology Co., Ltd.

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

We disclaim any obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report on Form 10-Q. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Quarterly Report and the Company’s Annual Report on Form 10-K, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

General Description of Business

For a general overview of business operations, the Company hereby incorporates by reference the disclosures and narrative recently provided in its Annual Report on Form 10-K. The Company further references Note 1 to the Financial Statements herein setting forth the merger with AmericaTowne, Inc., and the invoicing agreements with those municipalities in Africa.

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

We plan to earn revenues and income, and generate cash, by focusing on our four core business operations and initiatives, as set forth above. At this point, the Company's revenue is generated from our Service Provider and Exporter Service Agreements. We generate revenues and cash by servicing these agreements. We work with exporters carefully and focus on our accounts receivable as part of managing our projected tight liquidity position. Additionally, we work with exporters closely in developing export strategies for the goods and services they planned to export.

At present, the bulk of our operations take place at our Raleigh, North Carolina office, which acts as a model for plans for our United States Trade Center operations. We are in the process of outfitting our operations in Meishan and possibly other locations in China. We have hired two full-time managers to operate the facilities located at Meishan and other locations in China.

Our short-term operational objectives are to develop our exporter pipeline, grow revenues and increase operations and facilities in the United States while bringing our facilities online in Chizhou, China. Our focus currently is on enhancing our exporter base, including working with state export agencies to identify exporters as well as sources of goods and services made in the United States that are in demand in China. Along with increasing our United States operations, we are hoping to identify additional key staff in the United States and China that can help us implement our plan. While we feel optimistic about meeting the challenges as well as the opportunities before us, there is no assurance that we will be able to meet the challenges or take advantage of opportunities we perceive are available.

To achieve its long-term objectives, the Company intends on shifting its revenue stream from a United Stated-based to a China-based stream by fully operating all planned activities at the planned locations and other trade centers, and activities within our AmericaTowne complexes and Chinese-based internet sites. Each of the Company's four core initiatives presents challenges, risks, and opportunities.

We believe that we see positive trends in the export area. Additionally, the Company plans to pursue opportunities in export not often thought of as an “exported commodity. Along with our planned core AmericaTowne communities, trade centers in the United States and China, and Internet operations, the Company plans on pursuing opportunities that are traditionally not thought of as an export commodity. While we are developing our core export businesses we will seek too diverse by acquiring and or partnering with other businesses that we expect to provide sustained long term growth.

There is no assurance we will be able to pursue these opportunities successfully. Additionally, our short and long-term liquidity position is impacted by the success we achieve in implementing our plans. We do plan on pursuing the full range of available funding opportunities. Additionally, we expect to help those in our exporting program with funding opportunities and various programs that may be available to them in the private community, and at the state and national level within the United States.

Additionally, going forward we expect to take advantage of the various export tax laws that will help our cash flow position as well as assist our exporters with their growth. There is no assurance that our plans will be successful. There will be cost to bring all of the planned facilities online in China, including the costs involved with the Trade Center in Meishan and other locations in China. While we do have a plan to cover these costs, there can be no assurance that our plan will be successful. While we have discussed the possibility of outside investments in various forms, there are no agreements in place or any assurance that they will be realized in the future.

The uncertainty of implementing our business plan in China and the various laws and policies in China and how they may impact our Company going forward is real. There is no assurance that we will be able to navigate the laws and policies at the national or local level that will allow us to achieve objectives outlined in our business plan. Though our results of operations thus far have been effective, there can be no assurance that we will obtain the same results going forward.

We can make no assurances that we will find commercial success in any of our products. We also rely upon the Service Agreement with Yilaime NC, November 11, 2014 Form 8K, under Item 15(a)(3) 10.8, for revenues. We are a new company and thus have very limited experience in sales expectations and forecasting. We also have not fully discovered any seasonality to our business as we began operations for the first quarter of 2016. We intend on relying on Yilaime for operational support. If we cannot achieve independent commercial success, we may need to continue to rely on Yilaime for support. If Yilaime at any time decides to alter or change materially our arrangement, we could experience a material adverse effect on the Company.

Emerging Growth Company

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
  submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO's compensation to median employee compensation.

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

We will remain an “emerging growth company” for up to five (5) years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period. As an emerging growth company, the company is exempt from Section 14A and B of the Securities Exchange Act of 1934 which require the shareholder approval of executive compensation and golden parachutes. The Company is an Emerging Growth Company under the JOBS Act of 2012, but the Company has irrevocably opted out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(B) of the JOBS Act.

Results of Operations for the Nine Months Ended September 30, 2018 and 2017

The following table sets forth the summary income statement for the nine month periods ended June 30, 2018 and 2017:

	Nine Months Ended
	September 30, 2018	September 30, 2017
Revenue	$525,405	$1,310,390
Cost of Revenues-Related Parties	$255,029	$113,076
Operating Expense	$1,478,748	$1,327,127

Net Income (Loss)	$(767,131)	$(136,825)

Revenues

For the nine months ended September 30 of 2018, the Company had revenues of $525,405, as compared to $1,310,390 for the same period in 2017. This decrease is due primarily to a decrease in services provided to related parties.

Operating Expenses

Our expenses for the nine months ended September 30, 2018 and 2017 are outlined in the table below:

	Nine Months Ended
	September 30, 2018	September 30, 2017
General and Administrative	$1,255,876	$1,071,006
Professional Fees	$222,872	$256,121

Total Operating Expenses	$1,478,748	$1,327,127

Our operating expenses are largely attributable to commissions and professional fees related to our reporting requirements as a public company and implementation of our business plan. Compared to the same period in 2017, the increase of operating expenses in 2018 is due to increases in general and administrative fees related to our merger and increased commissions.

Net Loss

As a result of our operations, the Company reported net loss of $767,131 for the nine months ended September 30, 2018.

Liquidity and Capital Resources

Working Capital

	September, 2018 (Unaudited)	December 31, 2018
Current Assets	$4,307,107	$4,255,338
Current Liabilities	$1,884,868	$1,404,025

Working Capital	$2,422,239	$2,851,313

Cash Flow

	Nine months Ended
	30-Sep-18	30-Sep-17
Net Cash Used in Operating Activities	$786,452	$515,842
Net Cash Used in Investing Activities	$9,202	$19,944
Nat Cash Provided by Financing Activities	$186,339	$624,068

Increase (Decrease) in Cash and Cash Equivalents	$(609,315)	$88,282

Cash Used in Operating Activities

Higher net cash used in operating activities for the nine months ended September 30, 2018 is due to higher net loss and deferred tax assets.

Cash Used in Investing Activities

We spent $13,702 and $4,944 on fixed assets for nine months ended September 30, 2018 and 2017, respectively. Lower net cash used in operating activities for the nine months ended September 30, 2018 is due to receipt of repayment of notes receivable.

Cash Provided by Financing Activities

We received proceeds of $186,339 and $624,068 from issuing common stock for the nine months ended September 30, 2018 and 2017, respectively.

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

Disclosure of Controls and Procedures

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

As a result of that determination, the Company's Chief Executive Officer and Chief Financial Officer have since concluded that the Firm's disclosure controls and procedures were not effective as of September 30, 2018.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended September 30, 2018 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are not presently any material pending legal proceedings to which the Company is a party or as to which any of its property is subject, which are reasonably possible to result in a material impact on our financial condition, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

TERMINATION OF THOMAS

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
AMERICATOWNE HOLDINGS, INC.
By: Alton Perkins
Its: Chairman of the Board, Chief
Executive Officer, Chief Financial Officer
Date: November 13, 2018