Form 10-K
period 2018-12-31
AMERICATOWNE HOLDINGS, INC.
filed 2019-04-16
CIK 1679426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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
(Do not check if a smaller reporting company)

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the common stock held by non-affiliates of the issuer was $0.0001 on December 31, 2018.

As of the most recent practicable date, there were 200,481,796 shares of common stock issued and outstanding, with a par value $.0001.

2

Table of Content

Table of Content

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

Item 1.   Business

General Corporate History

AmericaTowne Holdings, Inc. is a Nevada corporation (the “Company,” “we” or “our”) formerly known as “ATI Modular Technology Corp.” The Company is the surviving entity following the merger with its subsidiary - AmericaTowne, Inc., a Delaware corporation, deemed effective on August 1, 2018, and amendment to its Articles of Incorporation changing its name to “AmericaTowne Holdings, Inc.” In addition to operating business under the name of AmericaTowne Holdings, Inc., the Company also operates under the assumed names of ATI Modular Technology Corp. (“ATI Modular”) and AmericaTowne.

As a result of the merger, the Company acquired all business, contracts, assets, and obligations of AmericaTowne, Inc. The Company’s shareholders received a pro rata distribution of the Company’s shares in exchange for shares owned in AmericaTowne, Inc. (the merging entity). AmericaTowne, Inc. has ceased reporting as a result of the merger. The Company will continue operating under the assumed names set forth above, and the term “Company” used in this filing may refer to the businesses of the Company, ATI Modular or AmericaTowne, in addition to its other operations set forth herein, and in prior filings with the Commission.

Table of Content

The Company, through ATI Modular, is engaged in the development and the exporting of modular energy efficient technology and processes that allow government and private enterprises in China and elsewhere to use US-based methods for creating modular spaces, facilities, and properties. The Company is in the business of all aspects of modular and smart construction, including but not limited to, (a) the furtherance of modular and smart construction technology, education, development and production in developed and undeveloped countries, (b) acquisition and/or installation of construction equipment, materials, furnishings, hardware, insulation, flooring, roofing, wiring, plumbing, heating and air conditioning, and landscaping, (c) solar energy, and (d) other businesses directly or tangentially related to these lines of services, including assisting businesses and entrepreneurs in securing naming, licensing or promotional rights, driving internet and media traffic, increasing visibility of product and name recognition, and other services. The Company has not earned revenues from these operations.

The Company, through AmericaTowne, is pursuing its objectives in providing upper and middle-income consumers in China with “Made in the USA” goods and services allowing such consumers to experience United States’ culture and lifestyle. The pursuit of these objectives will continue to be done through AmericaTowne, as an assumed name of the Company. In addition, the Company believes it has made significant progress in developing its business platform in Africa by implementing business and commerce solutions considered mainstream in America, but relatively new in these developing countries. The Company’s recent developments in Africa have been highlighted through numerous contractual disclosures on EDGAR. The Company intends on continuing to deploy resources, research and expertise in evaluating further opportunities in developing countries as part of its overall growth model. The Company has not earned revenues from these operations.

The Company is pursuing exportation and procurement of goods to African countries. As stated in its 2018 periodic disclosures, the Company has entered into definitive procurement agreements with the following governmental entities in Kenya, Africa pursuant to the specific bid and approval procedures set forth by the particular administrative body for the governmental entity identified: (a) Siaya, (b) Busia, (c) Turkana, (d) Vihiga, (e) Kakamega, (f) Kisumu (g) Migori, and (h) Kericho. For example, most of the agreements disclosed by the Company are defined as “tenders,” or perhaps commonly referred to as “invoicing agreements,” where the scope of services and goods to be procured are set forth in governmental approval correspondence following meeting minutes, planning orders or committee hearings. The tenders were subsequently delivered to the Company for invoicing. Following invoicing, the governmental entity has a set period of time to pay under the invoice prior to performance of services by the Company. During the invoicing period, the Company prepares its staff and independent contractors to procure the proper goods or services required under the tender. The payment terms and conditions are set forth in the specific tenders, and thus the reader is directed to the agreements enclosed in the Company’s 2018 periodic filings for review. None of the specific tenders have been paid to the Company, but the Company believes that the agreements with the governmental entities above are valid, and are in the process of payment.

The Company believes a material definitive agreement exists as a result of the issuance of invoices identified above. There are no pre-existing relationships between the Company (or its assumed name entities – AmericaTowne or ATI Modular, or its related company, ATI Nationwide Holding Corp.) and the governmental entity issuing the tender, unless previously disclosed. The even-numbered invoices set forth in the periodic disclosures, e.g. 1134, 1136, etc., following the preceding odd-numbered invoice have been prepared for the second required payment under the tenders, but not issued as of the date of the Company’s periodic disclosure in July of 2018. The Company has not, and cannot, guarantee the collectability of these invoices or any subsequent invoice issued against the above-referenced tenders, or any future tender or similar agreement with the same or other governmental entities.

Certain aspects of the export services engaged in by the Company, such as tax incentives and tax reductions for export actions, cannot be provided by the Company because it is not an Interest Charge Domestic International Sales Corporation (“IC-DISC”). Therefore, the Company has entered into a separate agreement with AXP Holding Corporation, a IC-DISC corporation controlled by Mr. Perkins. The term of the agreement is six years and allows the Company, based on its exporting activities, to save and or reduce its tax obligations. Although other similar IC-DISC entities exist, the Company is able to obtain better terms and conditions from AXP Holding Corporation in light of Mr. Perkins’ control of AXP Holding Corporation  .

Table of Content

Our principal executive offices are located at 4700 Homewood Court, Suite 100 in Raleigh, North Carolina. We are registered as a foreign business entity in the State of North Carolina. We lease the office space from Yilaime Corporation, a Nevada corporation doing business in North Carolina, and a related party to the Company, as set forth below. Our physical location for our operations in China along with a manufacturing facility is Anhui Province Jiangnan Industrial Concentration Zone New Energy Industry Park A1, A2, A5 Plant Chizhou City, Anhui Province, China. The Company registered its wholly owned subsidiary Anhui Ao De Xin Modular Building Technology Co. Ltd. in Jiangnan Industry Zone, Chizhou, China on July 17, 2017. Our physical location for operations in Kenya is 764 Milimani Estates, Kisumu, Kenya, and 108 Hilton Plaza Moi Avenue, Nairobi, Kenya. The Company registered its wholly owned subsidiary AmericaTowne Holdings Limited in Kisumu, Kenya on July 9, 2018.

The Company was incorporated on January 2, 1969 as United Gold & Silver Co. (“UGS”). On February 17, 1971, UGS merged with Lucky Irish Silver, Inc., a Montana corporation, and Deep Creek Mines, Inc., a Washington corporation, in which the surviving entity’s name remained USG. On November 29, 1999, USG merged with Auto America, Inc., (“Auto America”), a Delaware corporation, through the filing of Articles of Merger resulting in the surviving entity changing its name from USG to Auto America. From 2002 to 2007, the State of Washington automatically filed numerous Certificates of Administrative Dissolutions for Auto America for failure to file annual reports. On May 14, 2007, Auto America filed its final Application of Reinstatement resulting in restoring the Company to good standing. Also, on May 14, 2007, Auto America filed Amended Articles of Incorporation changing its name to Charter Equities, Inc. (“Charter Equities”). Charter Equities converted to an Arizona corporation on January 23, 2008. Shortly thereafter, the Company converted to Nevada corporation and changed its name to Global Recycle Energy, Inc. We amended our articles of incorporation on June 27, 2016, changing our name to ATI Modular Technology Corp., and in 2018, we completed the above-referenced merger with AmericaTowne, Inc. and changed our name to AmericaTowne Holdings, Inc.

Alton Perkins (“Mr. Perkins”) is the control person of the Company by virtue of being its sole director and officer. Mr. Perkins is also a beneficial owner or control person of the following shareholders of, or related-parties to, the Company: Yilaime Corporation, Yilaime Corporation of NC, the Alton & Xiang Mei Lin Perkins Family Trust (the “Perkins Trust”), AXP Holding Corporation, and Perkins Hsu Export Corporation. Our CIK number is 0001697426, and we have selected December 31 as our fiscal year. The Company is listed on the OTC Markets (Pink) as “ATMO” and has a caveat emptor designation.

Employees

The Company currently has 24 full-time employees.

Table of Content

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

Table of Content

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2.   Description of Property.

The Company maintains an office at 4700 Homewood Court, Suite 100 in Raleigh, North Carolina, 27609 as its headquarters. It is currently in the process of scouting and researching locations for a facility in China. The North Carolina office is leased from Yilaime Corporation, a Nevada corporation doing business in North Carolina, and a related party to the Company. The North Carolina office consists of a 2,003 square foot office space. It presently houses twelve employees of the Company located in Raleigh, NC and is being leased for $3,700 per month from Yilaime. The other location in China and two locations in Kenya are under long term leases.

We do not own any properties. We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3.   Legal Proceedings.

On September 27, 2018, the Company filed an action against OTC Markets Group, Inc. (the “OTC”) for injunctive relief, more specifically, seeking the lifting of the caveat emptor on its stock listed on the OTC market place. This lawsuit was voluntarily dismissed in November of 2018. The Company did not pay any amounts to OTC.

On February 12, 2019, the Company was sued by Pacific Stock Transfer Company (“PST”) in a third-party complaint seeking indemnity and/or contribution from the Company for damages awarded, if any, to two shareholders of the Company caused by PST’s alleged failure to waive a bond requirement for lost certificates of the two shareholders. The Company is defending the claims. It is too early to evaluate the likelihood of success or the range of potential loss.

Item 4.   Mine Safety Disclosures.

Not applicable.

Table of Content

PART II

Item 5.   Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

The Company has 500,000,000 shares of authorized common stock (CUSIP# 00215H 103), of which, as of the end of its fiscal year 2018, had 200,481,796 issued and outstanding. Of the amount of issued and outstanding, the Company’s transfer agent records reflect AmericaTowne (i.e. the former AmericaTowne, Inc.) owning a total of 2,000,000 shares. These shares titled to AmericaTowne, Inc. should have been cancelled at the time of effectiveness of the merger. The Company is in the process of doing so with the transfer agent, and it is expected that this cancellation of 2,000,000 shares titled to AmericaTowne, Inc. will be completed in second quarter of 2019, and disclosed in its quarterly report accordingly.

Between June 13, 2016 and September 13, 2016, Mr. Perkins purchased on the open market, as trustee of the Perkins Trust, and individually, 15,964 shares and 101,629 shares, at the average per share price of $1.91 and $.89, respectively. Perkins and Perkins Trust used personal funds for the purchase. AmericaTowne, Perkins Trust and Perkins beneficially own 164,909,428 shares, or 82.3%, of the Company’s common stock ..  However, as stated above, this beneficial ownership will be reduced by 2,000,000 down to 162,909,428, or 81.3%, in the second quarter of 2019.

 There is no established public trading market for the Company’s common shares. The Company’s trading symbol is ATMO, and it has been given the caveat emptor designation by OTC. The range of high and low bid information for the Company’s common shares for each full quarterly period within the two most recent fiscal years, and any subsequent interim period for which financial statements are included, or as required under Article 3 of Regulation S-X, is as follows:

	1/1/17-3/31/17	4/1/17-6/30/17	7/1/17-9/30/17	10/1/17-12/31/17	1/1/18-3/31/18	4/1/18-6/30/18	7/1/18-9/30/18	10/1/18-12/31/18
High	9.39	8.25	74.99	3749.5	0.35	-	20.00	2.25
Low	5.25	0.35	0.25	305.5	1.15	-	20.00	1.31

As of the most recent practicable date, there are approximately 462 record holders of our common stock with an aggregate of 200,486,004 shares issued and outstanding. The Company has not paid any cash dividends to date and may consider but no final decision has been made in paying dividends in the foreseeable future. We have no securities authorized for issuance under any Equity Compensation Plans.

Preferred Stock

We do not have a class of preferred stock.

Dividends

We have not paid any dividends on our common stock to date. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain earnings, if any, for use in our business operations. However, the Board, anticipates declaring dividends in the foreseeable future.

Table of Content

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have any equity compensation plans or any individual compensation arrangements with respect to its common stock or preferred stock. The issuance of any of our common or preferred stock is within the discretion of our Board of Directors, which has the power to issue any or all of our authorized but unissued shares without stockholder approval. The Board anticipates implementing an Employee Benefit Plan in the 2nd Quarter of 2019.

Recent Sales of Unregistered Securities

In 2018, the Company issued 798,926 shares of unregistered securities, of which 210,000 were issued pursuant to new Employment Agreements, 300,000 were issued in order to complete the merger action disclosed above, and 288,926 were issued pursuant to private sales.

We believe that Section 4(a)(2) was available because neither of the issuances involved underwriters, underwriting discounts or commissions; restrictive legends had been placed on the certificates; no sales were made by general solicitation. The capital from these sales are disclosed in the financial statement and notes in this report.

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
10

Table of Content

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

The Company is in the early stages of its operations, and many of its plans and objectives are aspirational in nature, and thus might never come to fruition. The Company’s business in fiscal year 2018 is set forth above, and incorporated herein by reference.

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

Overview

In fiscal year 2018, the Company achieved $376,540 in revenue. We can make no assurances that we will find commercial success in any of our products. We also rely upon the Service Agreements with AmericaTowne, and Yilaime for revenues. We are a new company and thus have very limited experience in sales expectations and forecasting. We also have not fully discovered any seasonality to our business as we began operations for the first quarter of 2018.

Results of Operations through December 31, 2018

Our operating results are summarized as follows:

	Year Ended
	December 31,
	2018	2017

Revenues	$376,540	$1,775,003
Costs of Revenues	287,099	303,549
Gross Profit	$89,441	$1,471,454
Operating Expenses	$2,189,408	$1,938,462
Other Income	$(12,117)	(2,352)
Provision for Income Taxes	$(443,366)	(146,512)
Net Loss)	$(1,644,484)	$(318,144)

Table of Content

Revenues

For the years ended December 31, 2018 and 2017, we have revenues of $376,540 and $1,775,003, respectively. Lower revenues in 2018 is due to less revenue from trade centers.

Operating Expenses

Our operating expenses are largely attributable to office, rent and professional fees related to our reporting requirements as a public company and implementation of our business plan. In 2018, our operating expenses were $2,189,408, compared to $1,938,462 for December 31, 2017.

Net Income

As a result of our operations, for 2018, the Company reported net loss after provision for income tax of $1,644,484. For the year ended December 31, 2017, our net loss was $318,144. The increase is due to lower revenue.

Liquidity and Capital Resources

Working Capital

	December 31, 2018	December 31, 2017

Current Assets	$4,017,433	$4,255,338
Current Liabilities	$2,396,087	$1,404,025
Working Capital	$1,621,346	$2,851,313

We have working capital of $1,621,346 on December 31, 2018. Compared to December 31, 2017, working capital of $2,851,313. The decrease is mainly due to higher deferred revenue as of December 31, 2018.

Cash Flow

	December 31, 2018	December 31, 2017

Net cash used in operating activities	$(975,180)	$(734,977)
Cash used in investing activities	(6,232)	(96,885)
Cash provided by financing activities	186,339	759,015
Decrease in cash	(795,073)	(72,847)

Table of Content

Cash Used in Operating Activities

Compared to 2017, increase in cash used in operating activities in 2018 is mainly due to decrease in higher net loss.

Cash Used in Investing Activities

Compared to 2017, decrease in cash used in investing activities in 2018 is mainly due to less spending on purchase of fixed assets. In addition, there was no issuance of notes receivable in 2018.

Cash Provided by Financing Activities

Compared to 2017, our cash provided by financing activities decreased by $572,676. This decrease was due to decrease in proceeds from issuance of common stock.

As of December 31, 2018, the Company had enough current assets including receivables to operate its business at the current level for the next twelve months, but insufficient cash to achieve our business goals and initiatives set forth above. To address the cash situation, the Company continues to manage its cash accounts and receivables closely.

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

Plan of Operation and Cash Requirements

The Company anticipates that its expenses over the next twelve months will be approximately $10,000,000 as described in the table below. These estimates may change significantly depending on the nature of our business activities and our ability to raise capital from our shareholders or other sources.

Description	Potential Completion Date	Estimated Expenses $

Initial Plant and Operations Set-up	12 months	2,250,000
Salaries	12 months	1,300,000
Utility expenses	12 months	50,000
Investor relations costs	12 months	50,000
Marketing expenses	12 months	100,000
Professional fees	12 months	150,000
Other administrative expenses	12 months	100,000
Equipment Purchases	12 months	6,000,000

Table of Content

Our other administrative expenses for the year will consist primarily of transfer agent fees, bank and interest charges and general office expenses. The professional fees are related to our regulatory filings throughout the year and include legal, accounting and auditing fees. The equipment purchases and plant set-up are related to the materially definitive agreement with Jiangnan.

Based on our planned expenditures, we will require approximately $10,000,000 to proceed with our business plan over the next twelve months. If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

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

Even though we plan to raise capital through equity or debt financing, we believe that the latter may not be a viable alternative for funding our operations, as we do not have sufficient tangible assets to secure any such financing. We anticipate that any additional funding will be in the form of equity financing from the sale of our common stock. At the close of 2018, we are considering financing arrangements for our common stock. However, the arrangements are not final and we cannot provide any assurance that we will be able to raise sufficient funds from the sale of our common stock to finance our operations. In the absence of such financing, we may be forced to abandon our business plan.

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

Table of Content

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

On December 31, 2018, management conducted an evaluation of the effectiveness of our internal control over financial reporting and found it to be not effective subsequent to filing our Annual Report on Form 10-K for the year ended December 31, 2018 with the Commission. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management has concluded that the Company’s internal controls over financial reporting are not effective. The material weaknesses identified relate to the lack of proper segregation of duties and the lack of sufficient qualified accounting and other finance personnel with an appropriate level of U.S. GAAP knowledge and experience. As we obtain additional funding and employ additional personnel, we will implement programs recommended by the Treadway Commission to remediate the material weaknesses.

Our independent public accountant, Yichien Yeh, CPA (“YY”) has not conducted an audit of our controls and procedures regarding internal control over financial reporting. Consequently, YY expresses no opinion with regards to the effectiveness or implementation of our controls and procedures with regards to internal control over financial reporting.

Table of Content

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the fiscal year, December 31, 2018 as covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

Not applicable.

Table of Content

PART III

Item 10. Directors, Executive Officers and Corporate Governance

(a)  Identification of Directors and Executive Officers.

Our officers and directors and additional information concerning them are as follows:

Name	Age	Position(s)

Alton Perkins	67	Chief Executive, Secretary, Treasurer and Director

Alton Perkins – Sole Director and Officer.

Mr. Perkins has been the Chairman of the Board, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary of the Company since the change in control event on June 27, 2016. Mr. Perkins serves in these same capacities for ATI, Yilaime, Yilaime NC and AXP Holding. Mr. Perkins is a former decorated Air Force Officer and Missile Launch Officer with 22 years of military service, who graduated from the University of Southern Illinois with a B.S. in Business Administration and a M.B.A. from the University of North Dakota. Between 1988 and 1997, he held CEO positions with start-up companies in the jet fuels, defense contracting, construction, business consulting and development, and real estate industries. Between 1997 and 2009, Mr. Perkins served as the CEO and Chief Technology Officer for internet, childcare operations, media, and realty development companies. From 2009 to the present, Mr. Perkins has served as Chairman of Yilaime and its related entities – former AmericaTowne, Inc. (defined as “ATI” in this section), Yilaime NC and AXP Holding. Mr. Perkins has expertise in conducting business in China. Living and working in China studying Chinese consumer habits, working with Chinese entrepreneurs and government agencies, he developed the AmericaTowne® and AmericaStreet™ concepts.

Mr. Perkins lived in China between September 1, 2010 and April 28, 2012. He worked for the Yilaime Foreign Invested Partnership in Hengshui, China between September 19, 2010 and December 30, 2012. In addition to serving as Co-Chair of Yilaime Foreign Invested Partnership in China, an entity focused on real estate development, he served as a chief consultant to a major Chinese chemical company responsible for funding and technology transfer, and coordinated business with USA based auditors, DOW Chemical and USA Exim Bank. In addition, Mr. Perkins is the recently appointed sole director and officer of ATI Nationwide Holdings Corp., a Florida corporation f/k/a EXA, Inc. (“ATIN”). The Company’s largest shareholder prior to the merger – ATI, closed on the purchase of the majority and controlling interest of ATIN on October 13, 2016. These shares in ATIN are now owned by the Company . ATIN is listed on the OTC:Pink as “ATIN.” No Company funds were used to purchase ATI’s interest in ATIN.

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

Table of Content

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

Table of Content

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

Prior Blank Check Company Experience

Mr. Perkins is the only member of management who has served as an officer or director of a prior blank check company.

Name	Filing Date Registration Statement	Operating Status	SEC File Number	Pending Business Combinations	Additional Information

AmericaTowne, Inc.	May 12, 2015	Effective November 5, 2015	000-55206	Merger Completed	None
ATI Nationwide Holding Corp.	June 20, 2017	Shell Company	000-1591387	None	None

Table of Content

The Company is the majority and controlling shareholder of ATI Nationwide Holding Corp., a Florida corporation (“ATI Nationwide”). ATI Nationwide is formerly known as EXA, Inc. ATI Nationwide is listed on the OTC as “ATIN” with a caveat emptor designation. The Company acquired the controlling interest in ATI Nationwide through a private stock acquisition with Carson Holdings, LLC, a Utah limited liability company, and Joseph C. Passalaqua, an individual, which closed on October, 7 2016. ATI Nationwide is a blank check company; however, through ATI’s performance under the Master Joint Venture and Operational Agreement with Nationwide Microfinance Limited, a Ghanaian corporation, which has been disclosed by ATI on Form 8-K dated July 14, 2016, ATI Nationwide is in the process of taking necessary steps to cease being a blank check company; however, there is no guarantee that it will be able to cease being a blank check company.

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

The stock issuance is subject to certain lock-up provisions in the Employment Agreement, which are more thoroughly set forth in the enclosed exhibit. Until the Company acquires additional capital, it is not anticipated that Mr. Perkins, or any future officer or director will receive compensation from the Company other than reimbursement for out-of-pocket expenses incurred on behalf of the Company

Mr. Perkins, who is also a director, officer and control person of ATI, intends to devote very limited time to our affairs. Other than as set forth above, the Company has no stock option, retirement, pension, or profit sharing programs for the benefit of directors, officers or other employees, but our sole officer and director may recommend adoption of one or more such programs in the future. The Company does not have a standing compensation committee or a committee performing similar functions, since the Board of Directors has determined not to compensate the officer and director..

Summary Compensation Table

Name and Principle Position	Year	Salary	Bonus	Stock Awards	Option Awards	Nonequity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Alton Perkins (PEO)	2018	$—	$—	$0	$—	$—	$—	$—	$—

Table of Content

Outstanding Equity Awards at Fiscal Year-End

Name	Option awards					Stock awards
	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or paysssout value of unearned shares, units or other rights that have not vested ($)
Alton Perkins	20,000,000	25,00,0000	-	1.5% of prevailing share price	12/31/2021	-	-	-	-

Director Compensation

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Alton Perkins	$—	$—	$—	$—	$—	$—	$—

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the ownership of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock as a group as of December 31, 2018. There are not any pending arrangements that may cause a change in control. The information presented below has been presented in accordance with the rules of the SEC and is not necessarily indicative of ownership for any other purpose.

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

Table of Content

Name and Address(1)	Amount and Nature of Beneficial Ownership	Percentage of Class (2)

Alton Perkins(3)	162,909,428 (4)	81.3%
AmericaTowne, Inc.	2,000,000 (5)	1.0%
Alton Perkins & Xiang Mei Lin Family Trust	103,995,756	51.9%
All Executive Officers and Directors	177,049,796	88.3%

_________________
(1)	The address for the person named in the table above is c/o the Company.

(2)	Based on 200,481,796 shares outstanding as of the date of this annual report.

(3)	Alton Perkins is Chief Executive Officer, Chief Financial Officer, Secretary and Director of the Company.

(4)	Individually, and through Yilaime and Perkins Trust.

(5)	These shares are to be cancelled in second quarter of 2019.

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

Table of Content

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

Item 14.  Principal Accounting Fees and Services.

Yichien Yeh, CPA is the Company’s independent registered public accounting firm. Set below are aggregate fees billed by Yichien Yeh CPA for professional services rendered for the year ended December 31, 2018.

Audit Fees

The fees for the audit services billed and to be billed by Yichien Yeh, CPA for the year ended December 31, 2018 amounted to $77,500.

Audit-Related Fees

None.

Tax Fees

There were no fees billed by Yichien Yeh, CPA for professional services for tax compliance, tax advice, and tax planning for 2018.

All Other Fees

There were no fees billed by Yichien Yeh, CPA for other products and services for 2018.

Audit Committee’s Pre-Approval Process

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

Table of Content

Item 15. Exhibits, Financial Statement Schedules.

(a)	Exhibits:

Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date

3.1	Certificate of Incorporation		10-12G		3.1	8/25/17
3.4	By-Laws		10-12G		3.2	8/25/17
4.1	Specimen Stock Certificate		10-12G		4.1	8/25/17
3.1	Amended Articles		8-K		3.1	8/1/18
	Change in Shell Company Status		8-K			8/1/18
10.1	SIAYA AGREEMENT		8-K		10.1	7/5/18
10.2	BUSIA AGREEMENT		8-K			7/5/18
10.3	TURKANA AGREEMENT		8-K			7/5/18
10.4	VIHIGA AGREEMENT		8-K			7/5/18
10.5	KAKAMEGA AGREEMENT		8-K			7/5/18
10.6	KISUMU AGREEMENT		8-K			7/5/18
10.7	MIGORI AGREEMENT		8-K			7/5/18
10.8	KERICHO AGREEMENT		8-K			7/5/18
99.1	Registration Statement (Merger)		S-4			6/15/18
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition	X

(b) The following documents are filed as part of the report:

1. Financial Statements: Balance Sheet, Statement of Operations, Statement of Stockholder’s Equity, Statement of Cash Flows, and Notes to Financial Statements.

Table of Content

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AmericaTowne Holdings, Inc.

Dated: April 15, 2018

By: /s/ Alton Perkins Alton Perkins, Chief Executive (Principal Executive and Financial Officer,) and Director

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

By: /s/ Alton Perkins Alton Perkins	Chief Executive Officer (Principal Executive and Financial Officer) and the Company’s sole Director	April 15, 2019

Table of Content

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of AMERICATOWNE Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of AMERICATOWNE Holdings Inc. and its subsidiaries (the “Company”) as of December 31, 2018, and the related statement of operations, stockholders' equity, and cash flows for the year ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company. as of December 31, 2018, and the results of operations and cash flows for the year ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

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

Yichien Yeh, CPA

We have served as the Company’s auditor since 2016

Oakland Gardens, New York

April 15, 2019

Table of Content

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of AMERICATOWNE Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of AMERICATOWNE Inc. and its subsidiaries (the “Company”) as of December 31, 2017, and the related statement of operations, stockholders' equity, and cash flows for the year ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company. as of December 31, 2017, and the results of operations and cash flows for the year ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

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

Yichien Yeh, CPA

We have served as the Company’s auditor since 2014

Oakland Gardens, New York

May 17, 2018

Table of Content

AMERICATOWNE Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31
	2018	2017

ASSETS
Current Assets
Cash and cash equivalents	$105,095	$900,168
Notes receivable - related parties	62,500	73,000
Accounts receivable, net	567,191	764,800
Accounts receivable, net - related parties	3,210,345	2,336,179
Other receivables	11,246	—
Other receivables - related parties	60,412	180,547
Prepayment-current	644	644
Total Current Assets	4,017,433	4,255,338

Prepayment-non current	6,232	7,035
Property, plant and equipment, net	42,314	41,264
Deferred tax assets	640,636	169,291
Goodwill	40,331	40,331
Investments	3,860	3,860
Total Assets	$4,750,806	$4,517,119

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$83,000	$80,611
Deferred revenues-current	2,173,592	1,258,930
Other payables	560	1,060
Deposit from customers	1,469	1,469
Due to related parties	59,143	8,646
Income tax payable	78,323	53,309
Total Current Liabilities	2,396,087	1,404,025
Deferred revenues-non current	44,901	49,441
Total Liabilities	2,440,988	1,453,466

Commitments & Contingencies

Shareholders' Equity
Common stock, $0.0001 par value; 500,000,000 shares authorized, 198,481,796 and 48,985,026 shares issued and outstanding	198,482	4,899
Common stock subscribed	—	87
Additional paid-in capital	6,135,995	5,684,903
Deferred compensation	(1,689,009)	(2,359,220)
Receivable for issuance of stock	(313,208)	(90,223)
Retained Earnings	(1,998,689)	(204,425)
Noncontrolling interest	(23,753)	27,632
Shareholders' Equity	2,309,818	3,063,653
Total Liabilities and Shareholders' Equity	$4,750,806	$4,517,119

See Notes to Consolidated Financial Statements.

Table of Content

AMERICATOWNE Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations

	For the Years Ended
	December 31, 2018	December 31, 2017

Revenues
Sales	$114,540	$478,011
Services-related parties	262,000	1,296,992
	376,540	1,775,003
Cost of Revenues-Related Parties	287,099	303,549
Gross Profit	89,441	1,471,454

Operating Expenses
General and administrative	1,890,686	1,567,366
Professional fees	298,722	371,096
Total operating expenses	2,189,408	1,938,462
Loss from operations	(2,099,967)	(467,008)

Other Expenses (Income)	(12,117)	(2,352)

Provision for income taxes	(443,366)	(146,512)
Net Loss	(1,644,484)	(318,144)

Less: Net loss attributable to the noncontrolling interest	29,168	15,088

Net loss attributable to AMERICATOWNE, Inc common stockholders	$(1,615,316)	$(303,056)

Loss per share - basic and diluted	$(0.01)	$(0.01)

Weighted average shares outstanding- basic and diluted	198,225,128	35,356,412

See Notes to Consolidated Financial Statements.

Table of Content

AMERICATOWNE Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
For the Years Ended December 31, 2018 and 2017

		Americatowne Inc. Shareholders
										Receivable
		Preferred Stock		Common Stock		Common Stock	Additional Paid-In	Retained	Deferred	for Issuance	Non- Controlling
	Total	Shares	Amount	Shares	Amount	Subscribed	Capital	Earnings	Compensation	of stock	Interest

Balance, December 31, 2016	$1,906,386	—	$—	26,974,775	$2,697	90	$3,329,750	$98,631	$(1,450,842)	$(65,223)	$(8,717)

Shares Issued for Compensation	—			11,148,892	1,115		1,519,879		(1,520,994)

Amortization of Deferred Compensation	612,616								612,616

Shares Issued for Proceeds	734,991			10,861,359	1,086	(3)	758,908			(25,000)

Capital Contribution	127,803						76,365				51,438

Net loss for the Period	(318,144)							(303,056)			(15,088)

Balance, December 31, 2017	3,063,653	—	$—	48,985,026	$4,899	87	$5,684,902	$(204,425)	$(2,359,220)	$(90,223)	$27,633

Shares Issued for Proceeds before Merger	186,339			288,658	28	67	186,244

Shares Issued for Compensation	—			210,000	21		52,479		(52,500)

Effect of Merger	(18,401)			148,697,844	193,233	(154)	196,665	(178,948)		(206,980)	(22,218)

Shares Issued after Merger	—			300,268	300		15,705			(16,005)

Amortization of Deferred Compensation	722,711								722,711

Net loss for the Period	(1,644,484)							(1,615,316)			(29,168)

Balance, December 31, 2018	2,309,818	—	$—	198,481,796	$198,482	—	$6,135,995	$(1,998,689)	$(1,689,009)	$(313,208)	$(23,753)

See Notes to Consolidated Financial Statements.

Table of Content

AMERICATOWNE Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the Years Ended
	December 31, 2018	December 31, 2017

Operating Activities:
Net loss	$(1,644,484)	$(318,144)
Adjustments to reconcile net loss to net cash provided by operations
Depreciation	15,682	8,484
Stock compensation	722,711	612,616
Bad debt provision	481,683	198,443
Changes in operating assets and liabilities:
Accounts receivable, net	(808,597)	(2,000,740)
Other receivable	123,823	—
Other receivable - related parties	(25,110)	74,495
Prepayment	803	640
Deferred tax assets	(471,345)	(158,517)
Accounts payable and accrued expenses	(365,655)	(159,678)
Deferred revenues	910,122	925,460
Other payables	(500)	(3,956)
Deposit from customers	—	1,469
Due to related parties	60,673	74,114
Income tax payable	25,014	10,337
Net cash used in operating activities	(975,180)	(734,977)

Investing Activities:
Purchase of fixed assets	(16,732)	(23,885)
Issuance of notes receivable	—	(73,000)
Repayment of notes receivable	10,500	—
Net cash used in investing activities	(6,232)	(96,885)

Financing Activities:
Proceeds from issuance of common stock	186,339	759,015
Net cash provided by financing activities	186,339	759,015

Increase (Decrease) in cash and cash equivalents	(795,073)	(72,847)
Cash and cash equivalents at beginning of period	900,168	973,015
Cash and cash equivalents at end of period	$105,095	900,168

Supplemental disclosure of cash flow information	—
Interest paid	$—	$—
Income taxes paid	$—	$—

See Notes to Consolidated Financial Statements.

Table of Content

AmericaTowne Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

AmericaTowne Holdings, Inc., f/k/a ATI Modular Technology Corp., defined above and herein as the “Company” or “ATI Modular” formerly Global Recycle Energy, Inc., was incorporated under the laws of the State of Nevada on March 7, 2008.

On June 23, 2017, a majority of the Company’s shareholders approved an Agreement and Plan of Merger between the Company and AmericaTowne, Inc., whereby AmericaTowne, Inc. would merge into the Company with the Company continuing on as the surviving entity (referred to herein as the “AmericaTowne Merger”). In connection with the AmericaTowne Merger, the Company filed Amended Articles of Incorporation changing its name to “AmericaTowne Holdings, Inc.,” which represents that the Company will continue implementing the business plans of both the Company and AmericaTowne. As a result of the AmericaTowne Merger, the Company acquired all of AmericaTowne’s business, contracts, assets, and obligations. The Company will continue operating under the assumed names “ATI Modular Technology Corp.” and “AmericaTowne, Inc.”

The AmericaTowne Merger was deemed effective on August 1, 2018, or after the period covered in this report.

“ATI Modular Technology Corp is engaged in the development and the exporting of modular energy efficient technology and processes that allow government and private enterprises in China and elsewhere to use US-based methods for creating modular spaces, facilities, and properties. The Company is in the business of all aspects of modular and smart construction, including but not limited to, (a) the furtherance of modular and smart construction technology, education, development and production in developed and undeveloped countries, (b) acquisition and/or installation of construction equipment, materials, furnishings, hardware, insulation, flooring, roofing, wiring, plumbing, heating and air conditioning, and landscaping, (c) solar energy, and (d) other businesses directly or tangentially related to these lines of services, including assisting businesses and entrepreneurs in securing naming, licensing or promotional rights, driving internet and media traffic, increasing visibility of product and name recognition, and other services

AmericaTowne, Inc. is pursuing its objectives in providing upper and middle-income consumers in China with “Made in The USA” goods and services allowing such consumers to experience United States’ culture and lifestyle. The pursuit of these objectives will continue to be done through AmericaTowne, as an assumed name of the Company. In addition, the Company believes it has made significant progress in developing its business platform in Africa by implementing business and commerce solutions considered mainstream in America, but relatively new in these developing countries. The Company’s recent developments in Africa have been highlighted through numerous contractual disclosures on EDGAR. The Company intends on continuing to deploy resources, research and expertise in evaluating further opportunities in developing countries as part of its overall growth model. Notwithstanding its recent progress and intentions, there is no guarantee that the Company will be successful.

As with any business plan that is aspirational in nature, there is no assurance we will be able to accomplish all our objective or that we will be able to meet our financing needs to accomplish our objectives.

Our principal executive offices are located at 4700 Homewood Court, Suite 100 in Raleigh, North Carolina. We are registered as a foreign business entity in the State of North Carolina. We lease the office space from Yilaime Corporation, a Nevada corporation doing business in North Carolina, and a related party to the Company, as set forth below. Our physical location for our operations in China along with a manufacturing facility is Anhui Province Jiangnan Industrial Concentration Zone New Energy Industry Park A1, A2, A5 Plant Chizhou City, Anhui Province, China. The Company registered its wholly owned subsidiary Anhui Ao De Xin Modular Building Technology Co. Ltd. in Jiangnan Industry Zone, Chizhou, China. Our physical location for operations in Kenya is 764 Milimani Estates, Kisumu, Kenya and 108 Hilton Plaza Moi Avenue, Nairobi, Kenya. The Company registered its wholly owned subsidiary AmericaTowne Holdings Limited in Kisumu, Kenya.

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

Table of Content

Under the Investment Agreement, the Company has agreed to manufacture and install modular buildings and provide research into the development of green building module manufacturing using US based technology. The Company has agreed to provide appropriate technology and intelligent systems in providing modular building lifecycle services. In addition, to modular and smart technology, the Company and Jiangnan has agreed to establish: 1) a modular development institute research and training center; 2) an entrepreneurial incubator; 3) an engineering technology research center; 4) an industrial design center; 5) a post-doctoral workstations and engineering laboratories; and 6) an international student intern summer work program. Where possible the Company’s aim is to increase US exports by using American based technology, equipment and services. (Strategy).

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

The Company has entered into agreements with a number of Counties in Kenya and the National Treasury of Kenya to provide various equipment pursuant to tenders awarded to the Company by the Counties and National Government. These agreements are pending, and we expect to initiate actions pursuant to tenders and invoices the end of the 4th Quarter and the beginning of the 1st Quarter 2019.

Table of Content

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

Before the merger, the Company was the subsidiary of AmericaTowne, Inc. of which the consolidated financial statements are the combined financial statements of AmericaTowne, Inc. and the Company. For better comparison, the financial statements of prior periods presented in this filing (including balance sheet on December 31, 2017 and statements of operations as well as cash flow statements for the year ended, December 31, 2017) are financial statements of AmericaTowne, Inc.

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

Table of Content

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

For the years ended December 31, 2018 and 2017, depreciation expense is $15,682 and $8,484, respectively.

Investments

Investments primarily include cost method investments. On December 31, 2018 and 2017, the carrying amount of investments was $3,860 and $3,860, respectively. There are no identified events or changes in circumstances that may have a significant adverse effect on fair value of the investment as of December 31, 2018.

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

The Company was established under the laws of the State of Delaware and is subject to U.S. federal income tax and Delaware state income tax. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized. On December 31, 2018 and 2017, there is deferred tax assets of $640,636 and $169,291, respectively. The Company had $78,323 and $53,309 of income tax liability as of December 31, 2018 and 2017, respectively.

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

For the years ended December 31, 2018 and 2017, diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

Table of Content

Segment Information

The standard, "Disclosures about Segments of an Enterprise and Related Information", codified with ASC 280, requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. The Company believes that it operates in business segment of marketing and sales in China while the Company's general administration function is performed in the United States. On December 31, 2018, all assets and liabilities are in the United States where the income and expense has been incurred since inception to December 31, 2018.

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

Table of Content

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

The Service Fee

Upon signing the Exporters Agreement, the Exporter is provided with services consisting of eight related components including: 1) market analysis; 2) review of proposed goods and services; 3) expectations for supply and demand in the market; 4) conducting export business in China; 5) information on financing; 6) information on the export tax savings programs; 7) international trade center assistance; and 8) selecting and assigning a tax saving company. All eight components of the Service Fee are delivered as one deliverable upon the signing or shortly thereafter of the Exporter Service Agreement with the exporter. The Company completes the earnings process upon the signing the Exporter Service Agreement since the one service fee deliverable has been delivered and we have no further obligations. Revenue is not recognized until the completion of these eight components and the Company has no further obligations.

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

Table of Content

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

We have had no goodwill impairment charges for the year ended December 31, 2018. The estimated fair value of each of our reporting units exceeded its' respective carrying amount by more than 100 percent based on our models and assumptions.

Table of Content

NOTE 3. NOTES RECEIVABLE – RELATED PARTIES

On July 12, 2017, the Company issued $15,000 secured promissory note to a shareholder with annual 6% interest rate. The note is due on October 30, 2017. The interest rate is 9% after the due date. The note is secured by the personal guarantee of the borrower and the borrower’s stock of the Company. The company has got repayment of $10,500 till December 31, 2018. The note is past due as of December 31, 2018

On August 31, 2017, the Company issued $58,000 secured promissory note to a shareholder with annual 3.5% interest rate. The note is due on April 1, 2018. The note is secured by the borrower’s stock of the Company. The note is past due as of December 31, 2018.

NOTE 4. ACCOUNTS RECEIVABLE

The nature of the net accounts receivable for December 31, 2018, in the amount of $4,681,987 are for Export Service Agreements. The Company's allowance for bad debt is $904,451 which provides a net receivable balance of $3,777,536.

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

Accounts receivable consist of the following:

	December 31,
	2018	2017

Accounts receivable	$1,090,087	$1,045,412
Accounts receivable- related parties	3,591,900	2,459,135
Less: Allowance for doubtful accounts	(904,451)	(403,568)
Accounts receivable, net	$3,777,536	$3,100,979

Bad debt expense was $481,683 and $198,443 for the years ended December 31, 2018 and 2017, respectively.

Allowance for bad debt policy

Our bad debt policy is determined by the Company's periodic review of each account receivable for reasonable assurance of collection. Factors considered are the exporter's financial condition, past payment history if any, any conversations with the exporter about the exporter's financial conditions and any other extenuating circumstances. Based upon the above factors the Company makes a determination whether the receivable are reasonable assured of collection. Based upon our review if required we adjust the allowance for bad debt.

Table of Content

NOTE 5. SHAREHOLDER'S EQUITY

The Company incorporates by reference all prior disclosures for the period identified herein. See Part II, Item 6. The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2018:

  Common stock, $ 0.0001 par value: 500,000,000 shares authorized; 198,481,796 shares issued and outstanding

NOTE 6. DEFFERED REVENUE

The Company receives quarterly fee from Yilaime for Sales and Support Services Agreement. In accordance with ASC 605-50-45, the Company defers and recognizes as a reduction to the future costs for quarterly fee. For the years ended December 31, 2018, $950,000 fee from exclusive agreement incurred; $2,169,050 is booked deferred revenue as current liability on December 31, 2018 and $35,338 went against cost charged by Yilaime.

NOTE 7. STOCK BASED COMPENSATION

For the years ended December 31, 2018 and 2017, $722,711 and $612,616 of stock compensation were charged to operating expenses, respectively. $1,689,009 and $2,359,220 were recorded as deferred compensation on December 31, 2018 and 2017, respectively.

NOTE 8. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The cumulative tax effect of significant items comprising the net deferred tax amount is at December 31, 2018 and 2017 as follows:

	2018	2017
Deferred tax assets:
Net operating losses	$890,364	$419,019

Total deferred tax assets	890,364	419,019
Less: valuation allowance	(249,728)	(249,728)

Deferred tax assets, net	$640,636	$169,291

As of December 31, 2018, for U.S. federal income tax reporting purposes, the Company has approximately $3,465,058 of unused net operating losses (“NOLs”) available for carry forward to future years. Because United States tax laws limit the time during which NOL carry forwards may be applied against future taxable income, the Company may be unable to take full advantage of its NOLs for federal income tax purposes should the Company generate taxable income. Further, the benefit from utilization of NOL carry forwards could be subject to limitations due to material ownership changes that could occur in the Company as it continues to raise additional capital. Based on such limitations, the Company has significant NOLs for which realization of tax benefits is uncertain.

Significant components of income tax expense for the years ended December 31, 2017 and 2016 are as follows

	2018	2017
Current tax expense	$27,979	$12,005
Benefits of operating loss carryforwards	(471,345)	(158,517)
Tax expense (benefit)	$(443,366)	$(146,512)

The Company had $78,323 and $53,309 of income tax liability as of December 31, 2018 and 2017 respectively.

Table of Content

Reconciliation of Effective Income Tax Expense is as follows

	2017	2017
Statutory U.S. tax	$(446,331)	$(158,517)
Adjustment of tax in prior years	2,965	12,005
Tax expense (benefit)	$(443,366)	$(146,512)

NOTE 9. RELATED PARTY TRANSACTIONS

Yilaime Corporation, a Nevada corporation ("Yilaime") and Yilaime Corporation of NC ("Yilaime NC") are related parties to the Company. Yilaime is a "Control Party" to AmericaTowne because it has title to greater than 50% of the issued and outstanding shares of common stock in the Company. Alton Perkins is the majority shareholder and controlling principal of Yilaime, Yilaime NC, Perkins DISC and the Company. Additionally, for those “trade centers” set forth below, Mr. Perkins directs all major activities and operating policies of each entity. The common control may result in operating results or a financial position significantly different from that, which would have been obtained if the enterprises were autonomous. Further, pursuant to ASC 850-10-50-6 the Company lists and provides details for all material Related Party transactions so that readers of the financial statements can better assess and predict the possible impact on performance.

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

On June 27, 2016, ATI Modular entered into a Sales and Support Services Agreement with Yilaime. Under the Services Agreement, Yilaime will provide ATI Modular with marketing, sales and support services in the ATI Modular’s pursuit of ATI Modular business in China in consideration of a commission equal to 10% of the gross amount of monies procured for ATI Modular through Yilaime’s services. In consideration of the right to receive this commission, Yilaime has agreed to pay ATI Modular a quarterly fee of $250,000 starting on July 1, 2016. The Services Agreement is set to expire on June 10, 2020, absent early termination for breach thereof by either party. Yilaime retains an option to extend the term under its sole discretion until June 10, 2025 by providing written notice to ATI Modular by March 10, 2019. Yilaime has agreed to be ATI Modular’s exclusive independent contractor in providing the services in the Services Agreement, and has agreed to a non-compete and non-circumvent agreement.

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

Table of Content

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

Pursuant to ASC 850-10-50-6, the Company makes the following transaction disclosures for three months ending March 31,

Consolidated Operating Statement Related Party Transactions (for years ending December 31, 2018 and 2017).

(a) $262,000 and $1,066,750 in Trade Center Service Agreement Revenue;

(b) $790,922 and $823,836 for general and administrative expenses for commissions and fees.

(c) For the year ended, December 31, 2018, $42,480 for general and administrative expenses for rent expenses AmericaTowne, Inc. paid to Yilaime towards its lease agreement; For the year ended, December 31, 2018, $30,000 for general and administrative expenses for rent expenses ATI Modular paid to Yilaime towards its lease agreement. For the year ended, December 31, 2018, $30,000 for general and administrative expenses for rent expenses ATI Nationwide paid to Yilaime towards its lease agreement.

For the year ended, December 31, 2017, $42,594 for general and administrative expenses for rent expenses AmericaTowne, Inc. paid to Yilaime towards its lease agreement; $30,000 for general and administrative expenses for rent expenses ATI Modular paid to Yilaime towards its lease agreement; $30,000 for general and administrative expenses for rent expenses ATI Nationwide Holding Corp paid to Yilaime towards its lease agreement

(d) $722,711 and $612,616 for general and administrative operating expenses recorded as stock compensation for respective employment agreements.

Consolidated Balance Sheet Related Party Transactions (on December 31, 2018 and December 31, 2017)

(a) $62,500 and $73,000 notes receivable to shareholders;

(b) $1,994,827 and $1,128,033 net account receivables Yilaime owes to the Company;

(c) $1,275,953 and $1,208,146 Trade Center receivables owed to the Company;

(d) On December 31, 2018, other receivables include $60,412 owed by Perkins Hsu Export Corporation.

(e) On December 31, 2017, other receivables include $165,870 owed by Perkins Hsu Export Corporation and $14,677 purchase mining equipment and advances for Yilaime Nairobi Ltd.

(f) On December 31, 2018, due to related parties include $36,644 payable to Perkins Hsu Export Corporation and $22,500 payable to Yilaime.

(g) $2,169,050 and $1,254,387 deferred revenue-Yilaime;

(h) $13,712 and 23,712 as accounts payable to Anhui Ao De Xin Modular Construction Technology Co., Ltd.

NOTE 10 – CONTINGENCIES

On February 12, 2019, the Company was sued by its transfer agent in a third-party complaint seeking indemnity and/or contribution from the Company for damage awarded, if any, to two shareholders of the Company caused by the transfer agent’s failure to life a restrictive legend on their stock certificates. The Company is defending the claims. It is too early to evaluate the likelihood of success or the range of potential loss, especially considering the claims of the two shareholders cannot be quantified at this time.

Table of Content