Form 10-K/A
period 2018-12-31
AMERICATOWNE HOLDINGS, INC.
filed 2019-05-08
CIK 1679426

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

EXPLANATORY NOTE

The Company is filing this Amendment to its previously filed Annual Report on Form 10-K filed on April 16, 2019 to restate its financial statements on December 31, 2018. The information in the Annual Report is amended to read in its entirety as set forth in this Amendment. Except to reflect the restatement of the financial statements, the related disclosure controls and procedures matters, the information in the Annual Report and this Amendment has not been updated or otherwise changed to reflect any events, conditions or other developments that have occurred or existed since April 16, 2019, the date the Form 10-K was filed. Accordingly, except solely with regard to the restatement, the related disclosure controls and procedures matters, all information in the Transition Report and this Amendment speaks only as of April 16, 2019. References made in this Amendment to "this Form 10-K" mean this Amendment on Form 10-K/A unless the context requires otherwise.

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

Between June 13, 2016 and September 13, 2016, Mr. Perkins purchased on the open market, as trustee of the Perkins Trust, and individually, 15,964 shares and 101,629 shares, at the average per share price of $1.91 and $.89, respectively. Perkins and Perkins Trust used personal funds for the purchase. AmericaTowne, Perkins Trust and Perkins beneficially own 162,909,428 shares, or 81.3%, of the Company’s common stock. However, as stated above, this beneficial ownership will be reduced by 2,000,000 down to 160,909,428, or 80.2%, in the second quarter of 2019.

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

Results of Operations for the Years Ended December 31, 2018 and 2017

Our operating results are summarized as follows:

	Year Ended
	December 31,
	2018	2017

Revenues	$376,540	$1,775,003
Costs of Revenues	287,099	303,549
Gross Profit	$89,441	$1,471,454
Operating Expenses	$2,254,830	$1,938,462
Other Income	$12,117	2,352
Provision for Income Taxes	$(457,105)	(146,512)
Net Loss	$1,696,167	$318,144

Table of Content

Revenues

For the years ended December 31, 2018 and 2017, we have revenues of $376,540 and $1,775,003, respectively. Lower revenues in 2018 is due to less revenue from trade centers.

Operating Expenses

Our operating expenses are largely attributable to office, rent and professional fees related to our reporting requirements as a public company and implementation of our business plan. In 2018, our operating expenses were $2,254,830, compared to $1,938,462 for December 31, 2017.

Net Loss

As a result of our operations, for 2018, the Company reported net loss after provision for income tax of $1,696,167. For the year ended December 31, 2017, our net loss was $318,144. The increase is due to lower revenue.

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

Cash Flow

	Year Ended December 31,
	2018	2017

Net cash used in operating activities	$975,180	$734,977
Cash used in investing activities	6,232	96,885
Cash provided by financing activities	186,339	759,015
Decrease in cash	795,073	72,847

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

Dated: May 8, 2019

By: /s/ Alton Perkins Alton Perkins, Chief Executive (Principal Executive and Financial Officer,) and Director

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

By: /s/ Alton Perkins Alton Perkins	Chief Executive Officer (Principal Executive and Financial Officer) and the Company’s sole Director	May 8, 2019

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

As discussed in Note 2 to the financial statements, the financial statements for the year ended December 31, 2018 have been restated to correct a misstatement.

Yichien Yeh, CPA

We have served as the Company’s auditor since 2016

Oakland Gardens, New York

May 3, 2019

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

Yichien Yeh, CPA

We have served as the Company’s auditor since 2014

Oakland Gardens, New York

May 17, 2018

Table of Content

AMERICATOWNE Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31
	2018	2017
	(Restated)
ASSETS
Current Assets
Cash and cash equivalents	$105,095	$900,168
Notes receivable - related parties	62,500	73,000
Accounts receivable, net	567,191	764,800
Accounts receivable, net - related parties	3,210,345	2,336,179
Other receivables	11,246	—
Other receivables - related parties	60,412	180,547
Prepayment-current	644	644
Total Current Assets	4,017,433	4,255,338

Prepayment-non current	6,232	7,035
Property, plant and equipment, net	42,314	41,264
Deferred tax assets	654,375	169,291
Goodwill	40,331	40,331
Investments	3,860	3,860
Total Assets	$4,764,545	$4,517,119

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$83,000	$80,611
Deferred revenues-current	2,173,592	1,258,930
Other payables	560	1,060
Deposit from customers	1,469	1,469
Due to related parties	59,143	8,646
Income tax payable	78,323	53,309
Total Current Liabilities	2,396,087	1,404,025
Deferred revenues-non current	44,901	49,441
Total Liabilities	2,440,988	1,453,466

Commitments & Contingencies

Shareholders' Equity
Common stock, $0.0001 par value; 500,000,000 shares authorized, 198,481,796 and 48,985,026 shares issued and outstanding	198,482	4,899
Common stock subscribed	—	87
Additional paid-in capital	6,135,995	5,684,903
Deferred compensation	(1,623,587)	(2,359,220)
Receivable for issuance of stock	(313,208)	(90,223)
Retained earnings	(2,050,372)	(204,425)
Noncontrolling interest	(23,753)	27,632
Shareholders' Equity	2,323,557	3,063,653
Total Liabilities and Shareholders' Equity	$4,764,545	$4,517,119

See Notes to Consolidated Financial Statements.

Table of Content

AMERICATOWNE Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations

	For the Years Ended
	December 31, 2018	December 31, 2017
	(Restated)
Revenues
Sales	$114,540	$478,011
Services-related parties	262,000	1,296,992
	376,540	1,775,003
Cost of Revenues-Related Parties	287,099	303,549
Gross Profit	89,441	1,471,454

Operating Expenses
General and administrative	1,956,108	1,567,366
Professional fees	298,722	371,096
Total operating expenses	2,254,830	1,938,462
Loss from operations	(2,165,389)	(467,008)

Other Expenses (Income)	(12,117)	(2,352)

Provision for income taxes	(457,105)	(146,512)
Net Loss	(1,696,167)	(318,144)

Less: Net loss attributable to the noncontrolling interest	29,168	15,088

Net loss attributable to AMERICATOWNE, Inc common stockholders	$(1,666,999)	$(303,056)

Loss per share - basic and diluted	$(0.01)	$(0.01)

Weighted average shares outstanding- basic and diluted	198,225,128	35,356,412

See Notes to Consolidated Financial Statements.

Table of Content

AMERICATOWNE Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
For the Years Ended December 31, 2018 and 2017
(Restated)

		Americatowne Holdings Inc. Shareholders
										Receivable
		Preferred Stock		Common Stock		Common Stock	Additional Paid-In	Retained	Deferred	for Issuance	Non- Controlling
	Total	Shares	Amount	Shares	Amount	Subscribed	Capital	Earnings	Compensation	of stock	Interest

Balance, December 31, 2016	$1,906,386	—	$—	26,974,775	$2,697	90	$3,329,750	$98,631	$(1,450,842)	$(65,223)	$(8,717)

Shares Issued for Compensation	—			11,148,892	1,115		1,519,879		(1,520,994)

Amortization of Deferred Compensation	612,616								612,616

Shares Issued for Proceeds	734,991			10,861,359	1,086	(3)	758,908			(25,000)

Capital Contribution	127,803						76,365				51,438

Net loss for the Period	(318,144)							(303,056)			(15,088)

Balance, December 31, 2017	3,063,653	—	$—	48,985,026	$4,899	87	$5,684,902	$(204,425)	$(2,359,220)	$(90,223)	$27,633

Shares Issued for Proceeds before Merger	186,339			288,658	28	67	186,244

Shares Issued for Compensation	—			210,000	21		52,479		(52,500)

Effect of Merger	(18,401)			148,697,844	193,233	(154)	196,665	(178,948)		(206,980)	(22,218)

Shares Issued after Merger	—			300,268	300		15,705			(16,005)

Amortization of Deferred Compensation	788,133								788,133

Net loss for the Period	(1,696,167)							(1,666,999)			(29,168)

Balance, December 31, 2018	2,323,557	—	$—	198,481,796	$198,482	—	$6,135,995	$(2,050,372)	$(1,623,587)	$(313,208)	$(23,753)

See Notes to Consolidated Financial Statements.

Table of Content

AMERICATOWNE Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the Years Ended
	December 31, 2018	December 31, 2017
	(Restated)
Operating Activities:
Net loss	$(1,696,167)	$(318,144)
Adjustments to reconcile net loss to net cash provided by operations
Depreciation	15,682	8,484
Stock compensation	788,133	612,616
Bad debt provision	481,683	198,443
Changes in operating assets and liabilities:
Accounts receivable, net	(808,597)	(2,000,740)
Other receivable	123,823	—
Other receivable - related parties	(25,110)	74,495
Prepayment	803	640
Deferred tax assets	(485,084)	(158,517)
Accounts payable and accrued expenses	(365,655)	(159,678)
Deferred revenues	910,122	925,460
Other payables	(500)	(3,956)
Deposit from customers	—	1,469
Due to related parties	60,673	74,114
Income tax payable	25,014	10,337
Net cash used in operating activities	(975,180)	(734,977)

Investing Activities:
Purchase of fixed assets	(16,732)	(23,885)
Issuance of notes receivable	—	(73,000)
Repayment of notes receivable	10,500	—
Net cash used in investing activities	(6,232)	(96,885)

Financing Activities:
Proceeds from issuance of common stock	186,339	759,015
Net cash provided by financing activities	186,339	759,015

Increase (Decrease) in cash and cash equivalents	(795,073)	(72,847)
Cash and cash equivalents at beginning of period	900,168	973,015
Cash and cash equivalents at end of period	$105,095	900,168

Supplemental disclosure of cash flow information	—
Interest paid	$—	$—
Income taxes paid	$—	$—

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

On May 2, 2019, the Company reached a determination to restate its previously filed financial statements for the year ended. The restatement decreases net income of $51,683 for the year ended December 31, 2018. The restatement relates to correct error on amortizing stock based compensation and relevant effect on income tax.

The following summarizes the effects of restatement:

	Previously Reported	Adjustment	Restated

Deferred compensation:	$1,689,009	(65,422)	$1,623,587

Deferred tax assets:	$640,636	13,739	$654,375

Retained earnings	$1,998,689	51,683	$2,050,372

General and administrative expenses	$1,890,686	65,422	$1,959,108

Provision for income taxes:	$(443,366)	(13,739)	$(457,105)

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

Table of Content

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

The Company was established under the laws of the State of Delaware and is subject to U.S. federal income tax and Delaware state income tax. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized. On December 31, 2018 and 2017, there is deferred tax assets of $654,375 and $169,291, respectively. The Company had $78,323 and $53,309 of income tax liability as of December 31, 2018 and 2017, respectively.

Table of Content

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

Table of Content

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

Table of Content

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

Table of Content

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

Table of Content

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

NOTE 7. STOCK BASED COMPENSATION

For the years ended December 31, 2018 and 2017, $788,133 and $612,616 of stock compensation were charged to operating expenses, respectively. $1,623,587 and $2,359,220 were recorded as deferred compensation on December 31, 2018 and 2017, respectively.

NOTE 8. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The cumulative tax effect of significant items comprising the net deferred tax amount is at December 31, 2018 and 2017 as follows:

	2018	2017
Deferred tax assets:
Net operating losses	$904,103	$419,019

Total deferred tax assets	904,103	419,019
Less: valuation allowance	(249,728)	(249,728)

Deferred tax assets, net	$654,375	$169,291

Table of Content

As of December 31, 2018, for U.S. federal income tax reporting purposes, the Company has approximately $3,530,479 of unused net operating losses (“NOLs”) available for carry forward to future years. Because United States tax laws limit the time during which NOL carry forwards may be applied against future taxable income, the Company may be unable to take full advantage of its NOLs for federal income tax purposes should the Company generate taxable income. Further, the benefit from utilization of NOL carry forwards could be subject to limitations due to material ownership changes that could occur in the Company as it continues to raise additional capital. Based on such limitations, the Company has significant NOLs for which realization of tax benefits is uncertain.

Significant components of income tax expense for the years ended December 31, 2018 and 2017 are as follows

	2018	2017
Current tax expense	$27,979	$12,005
Benefits of operating loss carryforwards	(485,084)	(158,517)
Tax expense (benefit)	$(457,105)	$(146,512)

The Company had $78,323 and $53,309 of income tax liability as of December 31, 2018 and 2017 respectively.

Reconciliation of Effective Income Tax Expense is as follows

	2017	2017
Statutory U.S. tax	$(460,070)	$(158,517)
Adjustment of tax in prior years	2,965	12,005
Tax expense (benefit)	$(457,105)	$(146,512)

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

Table of Content

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

For the year ended, December 31, 2017, $42,594 for general and administrative expenses for rent expenses AmericaTowne, Inc. paid to Yilaime towards its lease agreement; $30,000 for general and administrative expenses for rent expenses ATI Modular paid to Yilaime towards its lease agreement; $30,000 for general and administrative expenses for rent expenses ATI Nationwide Holding Corp paid to Yilaime towards its lease agreement

(d) $788,133 and $612,616 for general and administrative operating expenses recorded as stock compensation for respective employment agreements.

Table of Content

Consolidated Balance Sheet Related Party Transactions (on December 31, 2018 and December 31, 2017)

(a) $62,500 and $73,000 notes receivable to shareholders;

(b) $1,994,827 and $1,128,033 net account receivables Yilaime owes to the Company;

(c) $1,215,518 and $1,208,146 Trade Center receivables owed to the Company;

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