Form 10-Q
period 2019-03-31
AMERICATOWNE HOLDINGS, INC.
filed 2019-05-15
CIK 1679426

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

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

As of the latest practicable date, the Company has 200, 486,004 shares of its common stock issued and outstanding.

1

Table of Content

Table of Content

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICATOWNE Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31, 2019	December 31, 2018
	(Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$177,945	$105,095
Notes receivable - related parties	62,220	62,500
Accounts receivable, net	567,191	567,191
Accounts receivable, net - related parties	3,286,855	3,210,345
Other receivables	20,667	11,246
Other receivables - related parties	60,412	60,412
Prepayment-current	644	644
Total Current Assets	4,175,934	4,017,433

Prepayment-non current	6,071	6,232
Property, plant and equipment, net	42,117	42,314
Deferred tax assets	764,026	654,375
Goodwill	40,331	40,331
Investments	3,860	3,860
Total Assets	$5,032,339	$4,764,545

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$69,235	$83,000
Deferred revenues-current	2,473,592	2,173,592
Other payables	560	560
Deposit from customers	1,469	1,469
Due to related parties	100,809	59,143
Income tax payable	85,552	78,323
Total Current Liabilities	2,731,217	2,396,087
Deferred revenues-non current	43,766	44,901
Total Liabilities	2,774,983	2,440,988

Commitments & Contingencies

Shareholders' Equity
Common stock, $0.0001 par value; 500,000,000 shares authorized, 198,486,004 and 198,481,796 shares issued and outstanding	198,486	198,482
Common stock subscribed	—	—
Additional paid-in capital	6,137,990	6,135,995
Deferred compensation	(1,293,003)	(1,623,587)
Receivable for issuance of stock	(315,207)	(313,208)
Accumulated deficit	(2,438,299)	(2,050,372)
Noncontrolling interest	(32,611)	(23,753)
Shareholders' Equity	2,257,356	2,323,557
Total Liabilities and Shareholders' Equity	$5,032,339	$4,764,545

See Notes to Consolidated Financial Statements

Table of Content

AMERICATOWNE Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31, 2019	March 31, 2018

Revenues
Sales	$1,135	$111,135
Services-related parties	—	237,000
	1,135	348,135
Cost of Revenues-Related Parties	4,991	35,499
Gross Profit	(3,856)	312,636

Operating Expenses
General and administrative	477,643	418,756
Professional fees	26,163	84,899
Total operating expenses	503,806	503,655
Loss from operations	(507,662)	(191,019)

Other Expenses (Income)	(8,456)	8

Provision for income taxes	(102,422)	(65,792)
Net Loss	(396,784)	(125,235)

Less: Net loss attributable to the noncontrolling interest	8,858	4,379

Net loss attributable to AMERICATOWNE, Inc common stockholders	$(387,926)	$(120,856)

Loss per share - basic and diluted	$(0.00)	$(0.00)
Weighted average shares outstanding- basic and diluted	198,225,128	49,136,685

See Notes to Consolidated Financial Statements

Table of Content

		AMERICATOWNE Holdings, Inc. and Subsidiaries Consolidated Statements of Stockholders' Equity For the Three Months Ended March 31, 2019 and 2018 (Unaudited)

		Americatowne Inc. Shareholders

		Preferred Stock		Common Stock		Common Stock	Additional Paid-In	Accumulated	Deferred	Receivable for Issuance	Non- Controlling
	Total	Shares	Amount	Shares	Amount	Subscribed	Capital	Deficit	Compensation	of stock	Interest

Balance, December 31, 2017	$3,063,653	—	—	48,985,926	4,899	87	5,684,903	(204,425)	(2,359,220)	(90,223)	27,632

Shares Issued for Proceeds	183,339			265,424	26	67	183,246

Shares Issued for Compensation	—			170,000	17		42,483		(42,500)

Amortization of Deferred Compensation	240,178								240,178

Net loss for the Period	(125,235)							(120,856)			(4,379)

Balance, March 31, 2018	3,361,935	—	—	49,421,350	4,942	154	5,910,632	(325,281)	(2,161,542)	(90,223)	23,253

		Americatowne Holdings Inc. Shareholders
		Preferred Stock		Common Stock		Common Stock	Additional Paid-In	Accumulated	Deferred	Receivable for Issuance	Non- Controlling
	Total	Shares	Amount	Shares	Amount	Subscribed	Capital	Deficit	Compensation	of stock	Interest

Balance, December 31, 2018	$2,323,557	—	$—	198,481,796	$198,482	$—	$6,135,995	$(2,050,372)	$(1,623,587)	$(313,208)	$(23,753)

Shares Issuance	—			4,208	4		1,995			(1,999)

Amortization of Deferred Compensation	330,584								330,584

Net loss for the Period	(396,784)							(387,926)			(8,858)

Balance, March 31, 2019	$2,257,356	—	$—	198,486,004	$198,486	$—	$6,137,990	$(2,438,299)	$(1,293,003)	$(315,207)	$(32,611)

See Notes to Consolidated Financial Statements

Table of Content

AMERICATOWNE Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31, 2019	March 31, 2018

Operating Activities:
Net loss	$(396,784)	$(125,235)
Adjustments to reconcile net loss to net cash provided by operations
Depreciation	4,199	4,054
Stock compensation	330,584	240,178
Bad debt provision	8,457	24,036
Changes in operating assets and liabilities:
Accounts receivable, net	872,774	(515,334)
Other receivable	25,004	—
Other receivable - related parties	(5,604)	28,399
Prepayment	161	320
Deferred tax assets	(109,652)	(70,322)
Accounts payable and accrued expenses	(971,506)	(25,100)
Deferred revenues	298,866	248,865
Other payables	—	-500
Deposit from customers	—	—
Due to related parties	12,846	16,160
Income tax payable	7,229	4,531
Net cash provided by (used in) operating activities	76,574	(169,948)

Investing Activities:
Purchase of fixed assets	(4,003)	(1,520)
Issuance of notes receivable	—	1,250
Repayment of notes receivable	280	—
Net cash used in investing activities	(3,723)	(270)

Financing Activities:
Proceeds from issuance of common stock	—	183,339
Net cash provided by financing activities	—	183,339

Increase (Decrease) in cash and cash equivalents	72,851	13,121
Cash and cash equivalents at beginning of period	105,095	900,168
Cash and cash equivalents at end of period	$177,946	913,289

Supplemental disclosure of cash flow information
Interest paid	$—	$—
Income taxes paid	$—	$—

See Notes to Consolidated Financial Statements

Table of Content

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

Before the merger, the Company was the subsidiary of AmericaTowne, Inc. of which the consolidated financial statements are the combined financial statements of AmericaTowne, Inc. and the Company. For better comparison, the financial statements of prior periods presented in this filing (including statements of operations, statements of stockholders’ equity as well as cash flow statements for three and three months ended, March 31, 2018) are financial statements of AmericaTowne, Inc.

Table of Content

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all its majority-owned subsidiaries which require consolidation. Inter-company transactions have been eliminated in consolidation.

Interim Financial Statements

These interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. They do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. Therefore, these consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto contained in its report on Form 10-K for the years ended December 31, 2018

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company's financial position at March 31, 2019, and the results of its operations and cash flows for the three months ended March 31, 2019. The results of operations for the period ended March 31, 2019 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

Table of Content

Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets:

Office equipment	3-5 years

For the three months ended March 31, 2019 and 2018, depreciation expense is $4,199 and $4,054, respectively.

Investments

Investments primarily include cost method investments. On March 31, 2019 and December 31, 2018, the carrying amount of investments was $3,860 and $3,860, respectively. There are no identified events or changes in circumstances that may have a significant adverse effect on fair value of the investment as of March 31, 2019.

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

The Company was established under the laws of the State of Delaware and is subject to U.S. federal income tax and Delaware state income tax. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized. On March 31, 2019 and December 31, 2018, there is deferred tax assets of $764,026 and $654,375, respectively. The Company had $85,552 and $78,323 of income tax liability as of March 31, 2019 and December 31, 2018, respectively.

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

For the three months ended March 31, 2019 and 2018, diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

Segment Information

The standard, "Disclosures about Segments of an Enterprise and Related Information", codified with ASC 280, requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. The Company believes that it operates in business segment of marketing and sales in China while the Company's general administration function is performed in the United States. On March 31, 2019, all assets and liabilities are in the United States where the income and expense has been incurred since inception to March 31, 2019.

Impact of New Accounting Standards

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position, or cash flow.

Table of Content

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

Table of Content

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

There were no sales returns and allowances from inception to March 31, 2019.

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

Table of Content

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

We have had no goodwill impairment charges for the three months ended March 31, 2019. The estimated fair value of each of our reporting units exceeded its' respective carrying amount by more than 100 percent based on our models and assumptions.

NOTE 3. NOTES RECEIVABLE – RELATED PARTIES

On July 12, 2017, the Company issued $15,000 secured promissory note to a shareholder with annual 6% interest rate. The note is due on October 30, 2017. The interest rate is 9% after the due date. The note is secured by the personal guarantee of the borrower and the borrower’s stock of the Company. The company has got repayment of $10,780 till March 31, 2019. The note is past due as of March 31, 2019.

On August 31, 2017, the Company issued $58,000 secured promissory note to a shareholder with annual 3.5% interest rate. The note is due on April 1, 2018. The note is secured by the borrower’s stock of the Company. The note is past due as of March 31, 2019.

NOTE 4. ACCOUNTS RECEIVABLE

The nature of the net accounts receivable for March 31, 2019, in the amount of $4,762,524 are for Export Service Agreements. The Company's allowance for bad debt is $908,478 which provides a net receivable balance of $3,854,046.

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

Accounts receivable consist of the following:

	March 31, 2019	December 31, 2018

Accounts receivable	$1,090,087	$1,090,087
Accounts receivable- related parties	3,672,437	3,591,900
Less: Allowance for doubtful accounts	(908,478)	(904,451)
Accounts receivable, net	$3,854,046	$3,777,536

Bad debt expense was $8,457 and $24,036 for the three months ended March 31, 2019 and 2018, respectively.

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

NOTE 5. SHAREHOLDER'S EQUITY

The Company incorporates by reference all prior disclosures for the period identified herein. See Part II, Item 6. The stockholders' equity section of the Company contains the following classes of capital stock as of March 31, 2019:

  Common stock, $ 0.0001 par value: 500,000,000 shares authorized; 198,486,004 shares issued and outstanding

Table of Content

NOTE 6. DEFFERED REVENUE

The Company receives quarterly fee from Yilaime for Sales and Support Services Agreement. In accordance with ASC 605-50-45, the Company defers and recognizes as a reduction to the future costs for quarterly fee. For the three months ended March 31, 2019, $300,000 fee from exclusive agreement incurred; $2,469,050 is booked deferred revenue as current liability on March 31, 2019 and $0 went against cost charged by Yilaime.

NOTE 7. STOCK BASED COMPENSATION

For the three months ended March 31, 2019 and 2018, $330,584 and $240,178 of stock compensation were charged to operating expenses, respectively. $1,293,003 and $1,623,587 were recorded as deferred compensation on March 31, 2019 and December 31, 2018, respectively.

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

Table of Content

Pursuant to ASC 850-10-50-6, the Company makes the following transaction disclosures for three months ending March 31,

Consolidated Operating Statement Related Party Transactions (for three months ending March 31, 2019 and 2018).

(a) $0 and $187,000 in Trade Center Service Agreement Revenue.

(b) $168,588 and $174,775 for general and administrative expenses for commissions and fees.

(c) For the three months ended, March 31, 2019, $11,204 for general and administrative expenses for rent expenses AmericaTowne, Inc. paid to Yilaime towards its lease agreement; For the three months ended, March 31, 2019, $7,500 for general and administrative expenses for rent expenses ATI Modular paid to Yilaime towards its lease agreement. For the three months ended, March 31, 2019, $7,500 for general and administrative expenses for rent expenses ATI Nationwide paid to Yilaime towards its lease agreement.

For the three months ended, March 31, 2018, $10,547 for general and administrative expenses for rent expenses AmericaTowne, Inc. paid to Yilaime towards its lease agreement; For the three months ended, March 31, 2018, $7,500 for general and administrative expenses for rent expenses ATI Modular paid to Yilaime towards its lease agreement. For the three months ended, March 31, 2018, $7,500 for general and administrative expenses for rent expenses ATI Nationwide paid to Yilaime towards its lease agreement.

(d) $330,584 and $240,178 for general and administrative operating expenses recorded as stock compensation for respective employment agreements.

Consolidated Balance Sheet Related Party Transactions (on March 31, 2019 and December 31, 2018)

(a) $62,220 and $62,500 notes receivable to shareholders;

(b) $2,074,662 and $1,994,827 net account receivables Yilaime owes to the Company;

(c) $1,212,193 and $1,215,518 Trade Center receivables owed to the Company;

(d) On March 31, 2019 and December 31, 2018, other receivables include $60,412 owed by Perkins Hsu Export Corporation.

(e) On March 31, 2019, due to related parties include $71,068 payable to Perkins Hsu Export Corporation and $29,741 payable to Yilaime.

(f) On December 31, 2018, due to related parties include $36,644 payable to Perkins Hsu Export Corporation and $22,500 payable to Yilaime.

(g)  $2,469,590 and $2,169,590 deferred revenue-Yilaime;

(h)  $13,712 and 13,712 as accounts payable to Anhui Ao De Xin Modular Construction Technology Co., Ltd.

Table of Content

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

Table of Content

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

The Company is pursuing exportation and procurement of goods to African countries. As stated in its 2018 periodic disclosures, the Company has entered into definitive procurement agreements with the following governmental entities in Kenya, Africa pursuant to the specific bid and approval procedures set forth by the particular administrative body for each the governmental entity. Most of the agreements disclosed by the Company are defined as “tenders,” or perhaps commonly referred to as “invoicing agreements,” where the scope of services and goods to be procured are set forth in governmental approval correspondence following meeting minutes, planning orders or committee hearings. The tenders were subsequently delivered to the Company for invoicing. Following invoicing, the governmental entity has a set period of time to pay under the invoice prior to performance of services by the Company. During the invoicing period, the Company prepares its staff and independent contractors to procure the proper goods or services required under the tender. The payment terms and conditions are set forth in the specific tenders, and thus the reader is directed to the agreements enclosed in the Company’s 2018 periodic filings for review. None of the specific tenders have been paid to the Company, but the Company believes that the agreements with the governmental entities above are valid, and are in the process of payment.

The Company was incorporated on January 2, 1969 as United Gold & Silver Co. (“UGS”). On February 17, 1971, UGS merged with Lucky Irish Silver, Inc., a Montana corporation, and Deep Creek Mines, Inc., a Washington corporation, in which the surviving entity’s name remained USG. On November 29, 1999, USG merged with Auto America, Inc., (“Auto America”), a Delaware corporation, through the filing of Articles of Merger resulting in the surviving entity changing its name from USG to Auto America. From 2002 to 2007, the State of Washington automatically filed numerous Certificates of Administrative Dissolutions for Auto America for failure to file annual reports. On May 14, 2007, Auto America filed its final Application of Reinstatement resulting in restoring the Company to good standing. Also, on May 14, 2007, Auto America filed Amended Articles of Incorporation changing its name to Charter Equities, Inc. (“Charter Equities”). Charter Equities converted to an Arizona corporation on January 23, 2008. Shortly thereafter, the Company converted to Nevada corporation and changed its name to Global Recycle Energy, Inc. The Company amended its articles of incorporation on June 27, 2016, changing our name to ATI Modular Technology Corp. Then, as a result of the aforementioned merger between the Company and AmericaTowne, the Company changed its name to AmericaTowne Holdings, Inc., as of August 1, 2018.

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

Table of Content

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

The Company’s revenue recognition policies comply with FASB ASC Topic 605. The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Results of Operations for the Three Months Ended March 31, 2019 and 2018

Our operating results for the three months ended March 31, 2019 and 2018 are summarized as follows:

	Three Months Ended
	March 31, 2019	March 31, 2018
Revenues	$1,135	$348,135
Cost of Revenues	$4,991	$35,499
Operating Expenses	$503,806	$503,655

Net Loss	$396,784	$125,235

Revenues

For the three months ended March 31, 2019, the Company generated revenue of $1,135. The Company's revenues came from License Fee Agreement. We can make no assurances that we will find commercial success in any of our revenue producing contracts. Our revenues, thus far, rely entirely on related parties. We are a new company and thus have very limited experience in sales expectations and forecasting. We also have not fully discovered any seasonality to our business as we began operations in the fourth quarter of 2016.

Operating Expenses

Our expenses for the first three months ended March 31, 2019 and 2018 are outlined in the table below:

	Three Months Ended
	March 31, 2019	March 31, 2018
General and Administrative	$477,643	$418,756
Professional Fees	26,163	844,899

Total Operating Expenses	$503,806	$503,655

Our operating expenses are largely attributable to administrative expenses related to our reporting requirements as a public company and implementation of our business plan.

Net Loss

As a result of our operations, the Company reported net loss before of $396,784 for the three months ended March 31, 2019, compared to $125,235 from the same period one year ago.

Table of Content

Liquidity and Capital Resources

Working Capital

	March 31, 2019	December 31, 2018
Current Assets	$4,175,934	$4,017,433
Current Liabilities	$2,731,217	$2,396,087

Working Capital	$1,444,717	$1,621,346

Cash Flow

	Three Months Ended
	March 31, 2019	March 31, 2018
Net Cash Provided by (Used in) Operating Activities	$76,574	$(169,948)
Net Cash Used in Investing Activities	$3,723	$270
Nat Cash Provided by Financing Activities	$—	$183,339

Increase in Cash	$72,851	$13,121

Cash Provided by Operating Activities

We have $76,574 net cash provided by operating activities for the quarter ended March 31, 2019, compared to $169,948 in cash used in operating activities during the same period last year. The increase is mainly due to decrease in accounts receivable.

Cash Used in Investing Activities

For the three months ended March 31, 2019 and 2018, we spent $ and $nil on purchasing fixed assets, respectively.

Cash Provided by Financing Activities

We did not have any cash flow from financial activities for the three months ended March 31, 2019. We got proceeds of $183,339 from issuance of stock for the three months ended March 31, 2018.

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

Table of Content

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

Table of Content

As described in Basis of Presentation in this First Quarter Report for fiscal year 2019, the Company recently determined that a material weakness existed in the Firm's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) as of March 31, 2019. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

As a result of that determination, the Company's Chief Executive Officer and Chief Financial Officer have since concluded that the Firm's disclosure controls and procedures were not effective as of March 31, 2019.

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2019, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Table of Content

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

The Company entered into eight (8) definitive procurement agreements with the following governmental entities in Kenya, Africa pursuant to the specific bid and approval procedures set forth by the particular administrative body for the governmental entity identified: (a) Siaya, (b) Busia, (c) Garissa, (d) Taita Taveta, (e) Nairobi, (f) Nakuru (g) UasinGishu, (h) Kericho, (i) Elgeiyo, (j) Marakwet, (k) Laikipia, (l) Samburu, (m) Turkana, (n) West Pokot, and (o) Homa Bay. For example, most of the agreements disclosed in this Form 10-Q are defined as “tenders,” or perhaps commonly referred to as “invoicing agreements,” where the scope of services and goods to be procured are set forth in governmental approval correspondence following meeting minutes, planning orders or committee hearings. The tenders were subsequently delivered to the Company for invoicing. Following invoicing, the governmental entity has a set period of time to pay under the invoice prior to performance of services by the Company. During the invoicing period, the Company prepares its staff and independent contractors to procure the proper goods or services required under the tender. The payment terms and conditions are set forth in the specific tenders, and thus the reader is directed to the agreements enclosed herein as exhibits.

On February 6, 2019, at the request of the Treasury and National Bank of Kenya, we provided a consolidated invoice reflecting 76.6% advance payment for the eight (8) tenders issued by local county governments identified herein, as well as the thirteen (13) tenders identified in the Company’s Current Report on Form 8-K dated July 5, 2018 (the “Invoice”).  The Invoice contained a typographical error identifying twenty-two (22) tenders, rather than twenty-one (21), leading the Company to issue an amended invoice on May 6, 2019 (the “Amended Invoice”).  The Invoice and Amended Invoice (collectively “Invoices”) are attached hereto as exhibits. The Governor of the Bank of Kenya’s Memorandum on Invoice of Consolidated Payments is also attached as an exhibit.  The Invoices, which cover all twenty-one (21) tenders, are for a total of $313,412,852, which represents a 77.6% down payment due for the twenty-one (21) individual tenders.  An additional $90,496,952 will be invoiced after delivery of the identified equipment by the Company to the individual county governments, making the total contract value $403,909,804.

The Company believes a material definitive agreement exists as a result of the issuance of the Invoice on February 6, 2019, pursuant to defined tenders. There are no pre-existing relationships between the Company (or its assumed name entities – AmericaTowne or ATI Modular Technology Corp., or its related company, ATI Nationwide Corp.) and the governmental entity issuing the tender, unless previously disclosed. The Company has not, and cannot, guarantee the collectability of these invoices or any subsequent invoice issued against the above-referenced tenders, or any future tender or similar agreement with the same or other governmental entities.

The Company efforts are in line with the President Advisory Council on Conducting Business in Africa. The President’s council has targeted increased US business and trade opportunities in the countries of Ethiopia, Kenya, Côte d'Ivoire, and Ghana. It should be noted that the process for receiving an award at the County level in most cases involves members of the County Government Assembly voting on and approving awards. The Speaker of the County Assembly advises the Company of the award. The contract covering the award is signed by the Governor of the County. At the National level, the Principal Secretary of the Treasury approves and signs the award on behalf of the National Government.

Table of Content

To ensure proper controls and the validity of actions, the Company met with Senior Commercial Specialists, U.S. Commercial Service, at the U.S. Embassy Nairobi, Kenya for coordination and guidance. The U.S. Commercial Service in Kenya offers assistance to businesses exporting U.S. made products and services to Kenya.

It is our understanding that all contracts signed by County and National Government must comply with Kenya Procurement Regulations which stipulates and assume additional clauses and requirements as a matter of law are included in all contracts signed by the County and National Government. The contracts awarded vary in value and length ranging from one to four years. In most cases, the Company pays a local bank a cash Bid Guarantee on behalf of the County and or National Government awarding the contract ranging from 200,000 to 1,000,000 Kenya shillings. The bid guarantee allows the Company to negotiate advance payments with the appropriate County and or National Government.

The funds for the payment of the invoices for the contracts come from the County and or National Budget. Funds disbursed for the invoices for County and National contracts are approved by the National Treasury and disbursed by the National Bank of Kenya.

We have been advised that both the National Treasury as well as the National Bank of Kenya have approved the consolidated payment of all invoices, pending a final review by the Ministry of the Interior. We have been advised the Ministry of Interior is completing their review. Though there are no guarantees and we do not control the process, we expect payment on the invoices prior to the start of Kenya's fiscal year for 2019 which is July 1, 2019. If this payment date changes, we will update via form 8K. Invoices, if any are paid, will be reflected on our financials after goods have been delivered.

Item 6. Exhibits.

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
10.1	Homa Bay County Agreement	X
10.2	Busia County Agreement	X
10.3	Nakuru County Agreement	X
10.4	Multiple County Agreement	X
10.5	Siaya County Agreement	X
10.6	Taita Teveta County Agreement	X
10.7	Garissa County Agreement	X
10.8	Nairobi County Agreement	X
10.9	Consolidated Invoice for County Agreements	X
10.10	Amended Consolidated Invoice for County Agreements	X
10.11	Memorandum of Invoice	X
31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

Table of Content

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Date: May 15, 2019		AMERICATOWNE HOLDINGS, INC.

/s/Alton Perkins
	By:	Alton Perkins
	Its:	Chairman of the Board, Chief Executive Officer, Chief Financial Officer

Table of Content