Form 10-Q
period 2019-06-30
AMERICATOWNE HOLDINGS, INC.
filed 2019-08-13
CIK 1679426

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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
Emerging Growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [X]

1

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of the latest practicable date, the Company has 198,566,004 shares of its common stock issued and outstanding.

AMERICATOWNE Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30	December 31
	2019	2018
	(Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$86,372	$105,095
Notes receivable - related parties	59,690	62,500
Accounts receivable, net	585,164	567,191
Accounts receivable, net - related parties	3,683,019	3,210,345
Other receivables	23,967	11,246
Other receivables - related parties	60,412	60,412
Prepayment-current	644	644
Total Current Assets	4,499,268	4,017,433

Prepayment-non current	5,909	6,232
Property, plant and equipment, net	43,618	42,314
Deferred tax assets	787,676	654,375
Goodwill	40,331	40,331
Investments	3,860	3,860
Total Assets	$5,380,662	$4,764,545

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$36,578	$83,000
Deferred revenues-current	2,773,592	2,173,592
Other payables	560	560
Deposit from customers	1,469	1,469
Due to related parties	120,825	59,143
Income tax payable	90,537	78,323
Total Current Liabilities	3,023,561	2,396,087
Deferred revenues-non current	42,631	44,901
Total Liabilities	3,066,192	2,440,988

Commitments & Contingencies

Shareholders' Equity
Common stock, $0.0001 par value; 500,000,000 shares authorized,
198,566,004 and 198,481,796 shares issued and outstanding	198,566	198,482
Common stock subscribed	—	—
Additional paid-in capital	6,220,837	6,135,995
Deferred compensation	(1,295,248)	(1,623,587)
Receivable for issuance of stock	(315,207)	(313,208)
Retained Earnings	(2,500,049)	(2,050,372)
Noncontrolling interest	5,571	(23,753)
Shareholders' Equity	2,314,470	2,323,557
Total Liabilities and Shareholders' Equity	$5,380,662	$4,764,545

See Notes to Consolidated Financial Statements

AMERICATOWNE Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Revenues
Sales	$1,135	$1,135	$2,270	$112,270
Services-related parties	—	125,000	—	362,000
	1,135	126,135	2,270	474,270
Cost of Revenues-Related Parties	162	128,272	5,153	163,771
Gross Profit	973	(2,137)	(2,883)	310,499

Operating Expenses
General and administrative	78,365	379,414	556,008	798,170
Professional fees	58,247	83,599	84,410	168,498
Total operating expenses	136,612	463,013	640,418	966,668
Loss from operations	(135,639)	(465,150)	(643,301)	(656,169)

Other Expenses (Income)	(35,240)	(253)	(43,696)	(245)

Provision for income taxes	(32,405)	(160,270)	(134,827)	(226,062)
Net Loss	(67,994)	(304,627)	(464,778)	(429,862)

Less: Net loss attributable to the noncontrolling interest	6,244	2,543	15,102	6,922

Net loss attributable to AMERICATOWNE, Inc common stockholders	$(61,750)	$(302,084)	$(449,676)	$(422,940)

Loss per share - basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.01)
Weighted average shares outstanding- basic and diluted	198,530,839	49,431,801	198,508,127	49,294,073

See Notes to Consolidated Financial Statements.

AMERICATOWNE Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
For the Six Months Ended June 30, 2019 and 2018
(Unaudited)

		Americatowne Inc. Shareholders

		Preferred Stock		Common Stock		Common Stock	Additional Paid-In	Retained	Deferred	Receivable for Issuance	Non- Controlling
	Total	Shares	Amount	Shares	Amount	Subscribed	Capital	Earnings	Compensation	of stock	Interest

Balance, December 31, 2017	$3,063,653	—	—	48,985,926	4,899	87	5,684,903	(204,425)	(2,359,220)	(90,223)	27,632

Shares Issued for Proceeds	183,339	—	—	265,424	26	67	183,246	—	—	—	—

Shares Issued for Compensation	—	—	—	170,000	17	—	42,483	—	(42,500)	—	—

Amortization of Deferred Compensation	240,178	—	—	—	—	—	—	—	240,178	—	—

Net loss for the Period	(125,235)	—	—	—	—	—	—	(120,856)	—	—	(4,379)

Balance, March 31, 2018	3,361,935	—	—	49,421,350	4,942	154	5,910,632	(325,281)	(2,161,542)	(90,223)	23,253

Shares Issued for Proceeds	3,000	—	—	22,334	2	—	2,998	—	—	—	—

Shares Issued for employment agreement	—	—	—	40,000	4	—	9,996	—	(10,000)	—	—

Amortization of Deferred Compensation	166,002	—	—	—	—	—	—	—	166,002	—	—

Net loss for the Period	(304,627)	—	—	—	—	—	—	(302,084)	—	—	(2,543)

Balance, June 30, 2018	3,226,310	—	—	49,483,684	4,948	154	5,923,626	(627,365)	(2,005,540)	(90,223)	20,710

		Americatowne Holdings Inc. Shareholders

		Preferred Stock		Common Stock		Common Stock	Additional Paid-In	Retained	Deferred	Receivable for Issuance	Non- Controlling
	Total	Shares	Amount	Shares	Amount	Subscribed	Capital	Earnings	Compensation	of stock	Interest

Balance, December 31, 2018	$2,323,557	—	$—	198,481,796	$198,482	$—	$6,135,995	$(2,050,372)	$(1,623,587)	$(313,208)	$(23,753)

Shares Issuance	—	—	—	4,208	4	—	1,995	—	—	(1,999)	—

Amortization of Deferred Compensation	330,584	—	—	—	—	—	—	—	330,584	—	—

Net loss for the Period	(396,784)	—	—	—	—	—	—	(387,926)	—	—	(8,858)

Balance, March 31, 2019	$2,257,356	—	$—	198,486,004	$198,486	$—	$6,137,990	$(2,438,299)	$(1,293,003)	$(315,207)	$(32,611)

Shares Issued for employment agreement	—	—	—	80,000	80	—	19,920	—	(20,000)	—	—

Amortization of Deferred Compensation	17,755	—	—	—	—	—	—	—	17,755	—	—

Capital contributed to extinguish payables	107,353	—	—	—	—	—	62,927	—	—	—	44,426

Net loss for the Period	(67,994)	—	—	—	—	—	—	(61,750)	—	—	(6,244)

Balance, June 30, 2019	2,314,470	—	—	198,566,004	198,566	—	6,220,837	(2,500,049)	(1,295,248)	(315,207)	5,571

See Notes to Consolidated Financial Statements.

AMERICATOWNE Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30, 2019	June 30, 2018

Operating Activities:
Net loss	$(464,778)	$(429,862)
Adjustments to reconcile net loss to net cash provided by operations
Depreciation	8,899	7,494
Stock compensation	348,339	406,180
Bad debt provision	28,101	27,496
Changes in operating assets and liabilities:
Accounts receivable, net	438,994	(565,102)
Other receivable	70,436	(9,246)
Other receivable - related parties	49,975	45,651
Prepayment	323	482
Deferred tax assets	(133,301)	(235,553)
Accounts payable and accrued expenses	(1,004,164)	(45,376)
Deferred revenues	597,731	247,730
Other payables	—	(500)
Deposit from customers	—	—
Due to related parties	35,903	34,167
Income tax payable	12,214	9,492
Net cash used in operating activities	(11,328)	(506,947)

Investing Activities:
Purchase of fixed assets	(10,204)	(10,528)
Issuance of notes receivable	—	1,250
Repayment of notes receivable	2,810	—
Net cash used in investing activities	(7,394)	(9,278)

Financing Activities:
Proceeds from issuance of common stock	—	186,339
Net cash provided by financing activities	—	186,339

Increase (Decrease) in cash and cash equivalents	(18,722)	(329,886)
Cash and cash equivalents at beginning of period	105,095	900,168
Cash and cash equivalents at end of period	$86,373	570,282

Supplemental disclosure of cash flow information
Interest paid	$—	$—
Income taxes paid	$—	$—

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

Before the merger, the Company was the subsidiary of AmericaTowne, Inc. of which the consolidated financial statements are the combined financial statements of AmericaTowne, Inc. and the Company. For better comparison, the financial statements of prior periods presented in this filing (including statements of operations as well as cash flow statements for three and six months ended, June 30, 2018) are financial statements of AmericaTowne, Inc.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all its majority-owned subsidiaries which require consolidation. Inter-company transactions have been eliminated in consolidation.

Interim Financial Statements

These interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. They do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. Therefore, these consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto contained in its report on Form 10-K for the years ended December 31, 2018

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company's financial position at June 30, 2019, and the results of its operations and cash flows for the six months ended June 30, 2019. The results of operations for the period ended June 30, 2019 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

For the six months ended June 30, 2019 and 2018, depreciation expense is $8,899 and $7,494, respectively.

Investments

Investments primarily include cost method investments. On June 30, 2019 and December 31, 2018, the carrying amount of investments was $3,860 and $3,860, respectively. There are no identified events or changes in circumstances that may have a significant adverse effect on fair value of the investment as of June 30, 2019.

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

The Company was established under the laws of the State of Delaware and is subject to U.S. federal income tax and Delaware state income tax. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized. On June 30, 2019 and December 31, 2018, there is deferred tax assets of $787,676 and $654,375, respectively. The Company had $90,537 and $78,323 of income tax liability as of June 30, 2019 and December 31, 2018, respectively.

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

For the six months ended June 30, 2019 and 2018, diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

Segment Information

The standard, "Disclosures about Segments of an Enterprise and Related Information", codified with ASC 280, requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. The Company believes that it operates in business segment of marketing and sales in China while the Company's general administration function is performed in the United States. On June 30, 2019, all assets and liabilities are in the United States where the income and expense has been incurred since inception to June 30, 2019.

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

There were no sales returns and allowances from inception to June 30, 2019.

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

We have had no goodwill impairment charges for the six months ended June 30, 2019. The estimated fair value of each of our reporting units exceeded its' respective carrying amount by more than 100 percent based on our models and assumptions.

NOTE 3. NOTES RECEIVABLE – RELATED PARTIES

On July 12, 2017, the Company issued $15,000 secured promissory note to a shareholder with annual 6% interest rate. The note is due on October 30, 2017. The interest rate is 9% after the due date. The note is secured by the personal guarantee of the borrower and the borrower’s stock of the Company. The company has got repayment of $11,060 till June 30, 2019. The note is past due as of June 30, 2019.

On August 31, 2017, the Company issued $58,000 secured promissory note to a shareholder with annual 3.5% interest rate. The note is due on April 1, 2018. The note is secured by the borrower’s stock of the Company. The company has got repayment of $2,250 till June 30, 2019. The note is past due as of June 30, 2019.

NOTE 4. ACCOUNTS RECEIVABLE

The nature of the net accounts receivable for June 30, 2019, in the amount of $5,196,304 are for Export Service Agreements. The Company's allowance for bad debt is $928,121 which provides a net receivable balance of $4,268,183.

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

Accounts receivable consist of the following:

	June 30, 2019	December 31, 2018

Accounts receivable	$1,107,800	$1,090,087
Accounts receivable- related parties	4,088,504	3,591,900
Less: Allowance for doubtful accounts	(928,121)	(904,451)
Accounts receivable, net	$4,268,183	$3,777,536

Bad debt expense was $28,101 and $27,496 for the six months ended June 30, 2019 and 2018, respectively.

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

NOTE 5. SHAREHOLDER'S EQUITY

The Company incorporates by reference all prior disclosures for the period identified herein. See Part II, Item 6. The stockholders' equity section of the Company contains the following classes of capital stock as of June 30, 2019:

  Common stock, $ 0.0001 par value: 500,000,000 shares authorized; 198,566,004 shares issued and outstanding

NOTE 6. DEFFERED REVENUE

The Company receives quarterly fee from Yilaime for Sales and Support Services Agreement. In accordance with ASC 605-50-45, the Company defers and recognizes as a reduction to the future costs for quarterly fee. For the six months ended June 30, 2019, $600,000 fee from exclusive agreement incurred; $2,769,050 is booked deferred revenue as current liability on June 30, 2019 and $0 went against cost charged by Yilaime.

NOTE 7. STOCK BASED COMPENSATION

For the six months ended June 30, 2019 and 2018, $348,339 and $406,180 of stock compensation were charged to operating expenses, respectively. $1,295,248 and $1,623,587 were recorded as deferred compensation on June 30, 2019 and December 31, 2018, respectively.

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

Pursuant to ASC 850-10-50-6, the Company makes the following transaction disclosures for six months ending June 30, Consolidated Operating Statement Related Party Transactions (for six months ending June 30, 2019 and 2018).

(a) $0 and $262,000 in Trade Center Service Agreement Revenue.

(b) $198,378 and $414,369 for general and administrative expenses for commissions and fees.

(c) For the six months ended, June 30, 2019, $22,408 for general and administrative expenses for rent expenses AmericaTowne, Inc. paid to Yilaime towards its lease agreement; For the six months ended, June 30, 2019, $15,000 for general and administrative expenses for rent expenses ATI Modular paid to Yilaime towards its lease agreement. For the six months ended, June 30, 2019, $15,000 for general and administrative expenses for rent expenses ATI Nationwide paid to Yilaime towards its lease agreement.

For the six months ended, June 30, 2018, $21,094 for general and administrative expenses for rent expenses AmericaTowne, Inc. paid to Yilaime towards its lease agreement; For the six months ended, June 30, 2018, $15,000 for general and administrative expenses for rent expenses ATI Modular paid to Yilaime towards its lease agreement. For the six months ended, June 30, 2018, $15,000 for general and administrative expenses for rent expenses ATI Nationwide paid to Yilaime towards its lease agreement.

(d) $348,339 and $406,180 for general and administrative operating expenses recorded as stock compensation for respective employment agreements.

Consolidated Balance Sheet Related Party Transactions (on June 30, 2019 and December 31, 2018)

(a) $59,690 and $62,500 notes receivable to shareholders;

(b) $2,484,508 and $1,994,827 net account receivables Yilaime owes to the Company;

(c) $1,198,511 and $1,215,518 Trade Center receivables owed to the Company;

(d) On June 30, 2019 and December 31, 2018, other receivables include $60,412 owed by Perkins Hsu Export Corporation.

(e) On June 30, 2019, due to related parties include $119,801 payable to Perkins Hsu Export Corporation and $1,024 payable to Yilaime.

On December 31, 2018, due to related parties include $36,644 payable to Perkins Hsu Export Corporation and $22,500 payable to Yilaime.

(f) $2,769,050 and $2,169,590 deferred revenue-Yilaime;

(g) $13,712 and 13,712 as accounts payable to Anhui Ao De Xin Modular Construction Technology Co., Ltd.

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

Results of Operations for the Six Months Ended June 30, 2019 and 2018

Our operating results for the six months ended June 30, 2019 and 2018 are summarized as follows:

	Three Months Ended
	June 30, 2019	June 30, 2018
Revenue	$2,270	$474,270
Cost of Revenues	$5,153	$163,771
Operating Expenses	$640,418	$966,668

Net Loss from Operations	$643,301	$656,169

Revenues

For the six months ended June 30, 2019, the Company generated revenue of $2,270. The Company’s revenues came from licenses and fees. We can make no assurances that we will find commercial success in any of our revenue producing contracts. Our revenues, thus far, rely entirely on related parties. We are a new company and thus have very limited experience in sales expectations and forecasting. We also have not fully discovered any seasonality to our business as we began operations in the fourth quarter of 2016.

Operating Expenses

Our expenses for the first six months ended June 30, 2019 and 2018 are outlined in the table below:

	Three Months Ended
	June 30, 2019	June 30, 2018
General and Administrative	$556,008	$798,170
Professional Fees	84,410	168,498

Total Operating Expenses	$640,418	$966,668

Our operating expenses are largely attributable to administrative expenses related to our reporting requirements as a public company and implementation of our business plan.

Net Loss

As a result of our operations, the Company reported net loss of $464,778 for the six months ended June 30, 2019, an increase of $34,916 from the same period one year ago.

Liquidity and Capital Resources

Working Capital

	June 30, 2019	December 31, 2018
Current Assets	$4,449,268	$4,017,433
Current Liabilities	$3,023,561	$2,396,087

Working Capital	$1,425,707	$1,621,346

Cash Flow

	Six Months Ended
	June 30, 2019	June 30, 2018
Net Cash Used in Operating Activities	$11,328	$506,947
Net Cash Used in Investing Activities	$7,394	$9,278
Nat Cash Provided by Financing Activities	$-	$183,339

Decrease in Cash	$18,722	$329,886

Cash Used in Operating Activities

We have $11,328 net cash used in operating activities for the quarter ended June 30, 2019, compared to $506,947 in cash used in operating activities during the same period last year. The increase is mainly due to decrease in accounts receivable and increase in deferred revenue.

Cash Used in Investing Activities

For the six months ended June 30, 2019 and 2018, we spent $10,204 and $10,528 on purchasing fixed assets, respectively.

Cash Provided by Financing Activities

We did not get proceeds from issuing stock in the six months ended June 30, 2019. We received proceeds of $186,339 by issuing stock during the six months ended June 30, 2018.

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

As described in Basis of Presentation in this Second Quarter Report for fiscal year 2019, the Company recently determined that a material weakness existed in the Firm's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) as of June 30, 2019. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

As a result of that determination, the Company's Chief Executive Officer and Chief Financial Officer have since concluded that the Firm's disclosure controls and procedures were not effective as of June 30, 2019.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On February 12, 2019, the Company was named as a third-party plaintiff by Pacific Stock Transfer Company (“PST”) in a civil action pending in the United States District Court for the District of Nevada. PST’s third-party complaint is seeking indemnity and/or contribution from the Company for damages awarded, if any, to plaintiffs Steve A. Claus and Mark Zouzalik (“Plaintiffs”), who are shareholders of the Company. The Plaintiffs allege that they were damaged by PST’s alleged failure to waive a bond requirement for their lost stock certificates. The Company denies any liability and is defending the claims.

On June 13, 2019, the United States Securities and Exchange Commission (“SEC”) filed a civil action in the United States District Court for the Eastern District of North Carolina against the Company, its sole officer and director, Alton Perkins, as well as several related parties, including Yilaime Corporation of NC, Yilaime Corporation of Nevada, Perkins Hsu Export Corporation, and a former employee of the related entities, Mabiala Phuati. The Alton and Xiang Mei Lin Perkins Family Trust is named as a “Relief Defendant.” The SEC alleges violations of the Company’s reporting obligations under Section 13(a) of the Securities Exchange Act of 1934 and Rules 12b-20, 13a-1, 13a-11, and 13a-13 promulgated thereunder. The allegations, in summary, stem from the Company’s reporting of two material contracts and the manner in which the Company reported revenue. The SEC alleges that the Company filed “materially false and/or misleading annual, periodic, and quarterly reports with the [SEC].” The SEC has alleged that Mr. Perkins aided and abetted these reporting violations. The Company denies liability and is aggressively defending the allegations raised by the SEC. The Company does not believe that the action filed by the SEC will create any material impact on is business operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

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
Date: August 12, 2019

