Form 10-Q
period 2019-09-30
AMERICATOWNE HOLDINGS, INC.
filed 2019-11-04
CIK 1679426

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Item 1. Financial Statements

AMERICATOWNE Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30	December 31
	2019	2018
	(Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$266,964	$105,095
Notes receivable - related parties	57,440	62,500
Accounts receivable, net	431,537	567,191
Accounts receivable, net - related parties	3,198,231	3,210,345
Other receivables	15,083	11,246
Other receivables - related parties	60,412	60,412
Prepayment-current	644	644
Total Current Assets	4,030,311	4,017,433

Prepayment-non current	5,747	6,232
Property, plant and equipment, net	44,332	42,314
Deferred tax assets	1,008,499	654,375
Goodwill	40,331	40,331
Investments	3,860	3,860
Total Assets	$5,133,080	$4,764,545

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$56,964	$83,000
Deferred revenues-current	3,073,592	2,173,592
Other payables	60	560
Deposit from customers	1,469	1,469
Due to related parties	151,550	59,143
Income tax payable	100,859	78,323
Total Current Liabilities	3,384,494	2,396,087
Deferred revenues-non current	41,493	44,901
Total Liabilities	3,425,987	2,440,988

Commitments & Contingencies

Shareholders' Equity
Common stock, $0.0001 par value; 500,000,000 shares authorized,
198,566,004 and 198,481,796 shares issued and outstanding	198,566	198,482
Common stock subscribed	—	—
Additional paid-in capital	6,220,837	6,135,995
Deferred compensation	(1,123,985)	(1,623,587)
Receivable for issuance of stock	(315,207)	(313,208)
Retained Earnings	(3,270,465)	(2,050,372)
Noncontrolling interest	(2,653)	(23,753)
Shareholders' Equity	1,707,093	2,323,557
Total Liabilities and Shareholders' Equity	$5,133,080	$4,764,545

See Notes to Consolidated Financial Statements

AMERICATOWNE Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Revenues
Sales	$1,137	$1,135	$3,407	$113,405
Services-related parties	—	50,000	—	412,000
	1,137	51,135	3,407	525,405
Cost of Revenues-Related Parties	2,255	91,258	7,408	255,029
Gross Profit	(1,118)	(40,123)	(4,001)	270,376

Operating Expenses
General and administrative	911,181	457,706	1,467,189	1,255,876
Professional fees	53,435	54,374	137,845	222,872
Total operating expenses	964,616	512,080	1,605,034	1,478,748
Loss from operations	(965,734)	(552,203)	(1,609,035)	(1,208,372)

Other Expenses (Income)	23,406	(6,796)	(20,290)	(7,041)

Provision for income taxes	(210,500)	(184,328)	(345,327)	(410,390)
Net Loss	(778,640)	(361,079)	(1,243,418)	(790,941)

Less: Net loss attributable to the noncontrolling interest	8,224	16,888	23,326	23,810

Net loss attributable to AMERICATOWNE, Inc common stockholders	$(770,416)	$(344,191)	$(1,220,092)	$(767,131)

Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Weighted average shares outstanding- basic and diluted	198,486,004	198,181,528	198,527,631	198,181,528

See Notes to Consolidated Financial Statements.

AMERICATOWNE Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
For the Nine Months Ended September 30, 2019 and 2018
(Unaudited)

		Americatowne Inc. Shareholders
		Preferred Stock		Common Stock		Common Stock	Additional Paid-In	Retained	Deferred	Receivable for Issuance	Non- Controlling
	Total	Shares	Amount	Shares	Amount	Subscribed	Capital	Earnings	Compensation	of stock	Interest

Balance, December 31, 2017	$3,063,653	—	—	48,985,926	4,899	87	5,684,903	(204,425)	(2,359,220)	(90,223)	27,632

Shares Issued for Proceeds	186,339	—	—	287,758	28	67	186,244	—	—	—	—

Shares Issued for employment agreement	—	—	—	210,000	21	—	52,479	—	(52,500)	—	—

Amortization of Deferred Compensation	406,180	—	—	—	—	—	—	—	406,180	—	—

Net loss for the Period	(429,862)	—	—	—	—	—	—	(422,940)	—	—	(6,922)

Balance, June 30, 2018	3,226,310	—	—	49,483,684	4,948	154	5,923,626	(627,365)	(2,005,540)	(90,223)	20,710

Effect of Merger	—	—	—	148,697,844	193,233	(154)	196,665	(160,546)	—	(206,980)	(22,218)

Amortization of Deferred Compensation	203,854	—	—	—	—	—	—	—	203,854	—	—

Net loss for the Period	(361,079)	—	—	—	—	—	—	(344,191)	—	—	(16,888)

Balance, September 30, 2018	3,069,085	—	—	198,181,528	198,181	—	6,120,291	(1,132,102)	(1,801,686)	(297,203)	(18,396)

		Americatowne Holdings Inc. Shareholders
		Preferred Stock		Common Stock		Common Stock	Additional Paid-In	Retained	Deferred	Receivable for Issuance	Non- Controlling
	Total	Shares	Amount	Shares	Amount	Subscribed	Capital	Earnings	Compensation	of stock	Interest

Balance, December 31, 2018	$2,323,557	—	$—	198,481,796	$198,482	$—	$6,135,995	$(2,050,372)	$(1,623,587)	$(313,208)	$(23,753)

Shares Issuance	—	—	—	4,208	4	—	1,995	—	—	(1,999)	—

Shares Issued for employment agreement	—	—	—	80,000	80	—	19,920	—	(20,000)	—	—

Amortization of Deferred Compensation	348,339	—	—	—	—	—	—	—	348,339	—	—

Capital contributed to extinguish payables	107,353	—	—	—	—	—	62,927	—	—	—	44,426

Net loss for the Period	(464,779)	—	—	—	—	—	—	(449,677)	—	—	(15,102)

Balance, June 30, 2019	$2,314,470	—	$—	198,566,004	$198,566	$—	$6,220,837	$(2,500,049)	$(1,295,248)	$(315,207)	$5,571

Amortization of Deferred Compensation	171,263	—	—	—	—	—	—	—	171,263	—	—

Net loss for the Period	(778,640)	—	—	—	—	—	—	(770,416)	—	—	(8,224)

Balance, September 30, 2019	1,707,093	—	—	198,566,004	198,566	—	6,220,837	(3,270,465)	(1,123,985)	(315,207)	(2,653)

See Notes to Consolidated Financial Statements.

AMERICATOWNE Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30, 2019	September 30, 2018

Operating Activities:
Net loss	$(1,243,418)	$(790,941)
Adjustments to reconcile net loss to net cash provided by operations
Depreciation	13,700	11,565
Stock compensation	519,602	610,034
Bad debt provision	383,036	134,253
Changes in operating assets and liabilities:
Accounts receivable, net	722,473	(894,057)
Other receivable	103,476	89,527
Other receivable - related parties	42,038	(34,796)
Prepayment	485	642
Deferred tax assets	(354,124)	(429,606)
Accounts payable and accrued expenses	(983,777)	(43,612)
Deferred revenues	896,593	496,595
Other payables	(500.00)	(500)
Deposit from customers	—	—
Due to related parties	50,408	48,192
Income tax payable	22,536	16,252
Net cash provided by (used in) operating activities	172,528	(786,452)

Investing Activities:
Purchase of fixed assets	(15,719)	(13,702)
Issuance of notes receivable	—	4,500
Repayment of notes receivable	5,060	—
Net cash used in investing activities	(10,659)	(9,202)

Financing Activities:
Proceeds from issuance of common stock	—	186,339
Net cash provided by financing activities	—	186,339

Increase (Decrease) in cash and cash equivalents	161,869	(609,315)
Cash and cash equivalents at beginning of period	105,095	900,168
Cash and cash equivalents at end of period	$266,964	290,853

Supplemental disclosure of cash flow information	—
Interest paid	$—	$—
Income taxes paid	$—	$—

See Notes to Consolidated Financial Statements.

 AmericaTowne Holdings, Inc.

f/k/a ATI Modular Technology Corp.
Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

AmericaTowne Holdings, Inc., f/k/a ATI Modular Technology Corp., defined above and herein as the “Company” or “AmericaTowne,” formerly Global Recycle Energy, Inc., was incorporated under the laws of the State of Nevada on March 7, 2008.

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

The AmericaTowne Merger was deemed effective on August 1, 2018.

ATI Modular Technology Corp is engaged in the development and the exporting of modular energy efficient technology and processes that allow government and private enterprises in China and elsewhere to use US-based methods for creating modular spaces, facilities, and properties. The Company is in the business of all aspects of modular and smart construction, including but not limited to, (a) the furtherance of modular and smart construction technology, education, development and production in developed and undeveloped countries, (b) acquisition and/or installation of construction equipment, materials, furnishings, hardware, insulation, flooring, roofing, wiring, plumbing, heating and air conditioning, and landscaping, and (c) other businesses directly or tangentially related to these lines of services, including assisting businesses and entrepreneurs in securing naming, licensing or promotional rights, driving internet and media traffic, increasing visibility of product and name recognition, and other services

AmericaTowne, Inc. is pursuing its objectives in providing upper and middle-income consumers in China with “Made in The USA” goods and services allowing such consumers to experience United States’ culture and lifestyle. The pursuit of these objectives will continue to be done through AmericaTowne, as an assumed name of the Company. In addition, the Company believes it has made significant progress in developing its business platform in Africa by implementing business and commerce solutions considered mainstream in America, but relatively new in these developing countries. The Company’s recent developments in Africa have been highlighted through numerous contractual disclosures on EDGAR. The Company intends on continuing to deploy resources, research and expertise in evaluating further opportunities in developing countries as part of its overall growth model. Notwithstanding its recent progress and intentions, there is no guarantee that the Company will be successful.

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

The Company has entered into agreements with a number of Counties in Kenya and the National Treasury of Kenya to provide various equipment pursuant to tenders awarded to the Company by the Counties and National Government. These agreements are pending, and we expect to initiate actions pursuant to tenders and invoices the end of the 4th Quarter and the beginning of the 1st Quarter 2020.

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

Interim Financial Statements

These interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. They do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. Therefore, these consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto contained in its report on Form 10-K for the years ended December 31, 2018.

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company's financial position at September 30, 2019, and the results of its operations and cash flows for the nine months ended September 30, 2019. The results of operations for the period ended September 30, 2019 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

For the nine months ended September 30, 2019 and 2018, depreciation expense is $13,700 and $11,565, respectively.

Investments

Investments primarily include cost method investments. On September 30, 2019 and December 31, 2018, the carrying amount of investments was $3,860 and $3,860, respectively. There are no identified events or changes in circumstances that may have a significant adverse effect on fair value of the investment as of September 30, 2019.

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

The Company was established under the laws of the State of Delaware and is subject to U.S. federal income tax and Delaware state income tax. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized. On September 30, 2019 and December 31, 2018, there is deferred tax assets of $1,008,499 and $654,375, respectively. The Company had $100,859 and $78,323 of income tax liability as of September 30, 2019 and December 31, 2018, respectively.

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

For the nine months ended September 30, 2019 and 2018, diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

Segment Information

The standard, "Disclosures about Segments of an Enterprise and Related Information", codified with ASC 280, requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. The Company believes that it operates in business segment of marketing and sales in China while the Company's general administration function is performed in the United States. On September 30, 2019, all assets and liabilities are in the United States where the income and expense has been incurred since inception to September 30, 2019.

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

There were no sales returns and allowances from inception to September 30, 2019.

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

We have had no goodwill impairment charges for the nine months ended September 30, 2019. The estimated fair value of each of our reporting units exceeded its' respective carrying amount by more than 100 percent based on our models and assumptions.

NOTE 3. NOTES RECEIVABLE – RELATED PARTIES

On July 12, 2017, the Company issued $15,000 secured promissory note to a shareholder with annual 6% interest rate. The note is due on October 30, 2017. The interest rate is 9% after the due date. The note is secured by the personal guarantee of the borrower and the borrower’s stock of the Company. The company has got repayment of $11,060 till September 30, 2019. The note is past due as of September 30, 2019.

On August 31, 2017, the Company issued $58,000 secured promissory note to a shareholder with annual 3.5% interest rate. The note is due on April 1, 2018. The note is secured by the borrower’s stock of the Company. The company has got repayment of $4,500 till September 30, 2019. The note is past due as of September 30, 2019.

NOTE 4. ACCOUNTS RECEIVABLE

The nature of the net accounts receivable for September 30, 2019, in the amount of $4,912,826 are for Export Service Agreements. The Company's allowance for bad debt is $1,283,058 which provides a net receivable balance of $3,629,768.

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

Accounts receivable consist of the following:

	September 30,	December 31,
	2019	2018

Accounts receivable	$1,090,037	$1,090,087
Accounts receivable- related parties	3,822,789	3,591,900
Less: Allowance for doubtful accounts	(1,283,058)	(904,451)
Accounts receivable, net	$3,629,768	$3,777,536

Bad debt expense was $383,086 and $134,253 for the nine months ended September 30, 2019 and 2018, respectively.

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

NOTE 5. SHAREHOLDER'S EQUITY

The Company incorporates by reference all prior disclosures for the period identified herein. See Part II, Item 6. The stockholders' equity section of the Company contains the following classes of capital stock as of September 30, 2019:

  Common stock, $ 0.0001 par value: 500,000,000 shares authorized; 198,566,004 shares issued and outstanding

NOTE 6. DEFFERED REVENUE

The Company receives quarterly fee from Yilaime for Sales and Support Services Agreement. In accordance with ASC 605-50-45, the Company defers and recognizes as a reduction to the future costs for quarterly fee. For the nine months ended September 30, 2019, $900,000 fee from exclusive agreement incurred; $3,069,050 is booked deferred revenue as current liability on September 30, 2019 and $0 went against cost charged by Yilaime.

NOTE 7. STOCK BASED COMPENSATION

For the nine months ended September 30, 2019 and 2018, $519,602 and $610,034 of stock compensation were charged to operating expenses, respectively. $1,123,985 and $1,623,587 were recorded as deferred compensation on September 30, 2019 and December 31, 2018, respectively.

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

Pursuant to ASC 850-10-50-6, the Company makes the following transaction disclosures for nine months ending September 30, Consolidated Operating Statement Related Party Transactions (for nine months ending September 30, 2019 and 2018).

(a) $0 and $262,000 in Trade Center Service Agreement Revenue.

(b) $531,138 and $594,931 for general and administrative expenses for commissions and fees.

(c) For the nine months ended, September 30, 2019, $33,734 for general and administrative expenses for rent expenses AmericaTowne, Inc. paid to Yilaime towards its lease agreement; For the nine months ended, September 30, 2019, $22,500 for general and administrative expenses for rent expenses ATI Modular paid to Yilaime towards its lease agreement. For the nine months ended, September 30, 2019, $22,500 for general and administrative expenses for rent expenses ATI Nationwide paid to Yilaime towards its lease agreement.

For the nine months ended, September 30, 2018, $31,933 for general and administrative expenses for rent expenses AmericaTowne, Inc. paid to Yilaime towards its lease agreement; For the nine months ended, September 30, 2018, $22,500 for general and administrative expenses for rent expenses ATI Modular paid to Yilaime towards its lease agreement. For the nine months ended, September 30, 2018, $22,500 for general and administrative expenses for rent expenses ATI Nationwide paid to Yilaime towards its lease agreement.

(d) $519,602 and $610,034 for general and administrative operating expenses recorded as stock compensation for respective employment agreements.

Consolidated Balance Sheet Related Party Transactions (on September 30, 2019 and December 31, 2018)

(a) $57,440 and $62,500 notes receivable to shareholders;

(b) $2,234,929 and $1,994,827 net account receivables Yilaime owes to the Company;

(c) $963,303 and $1,215,518 Trade Center receivables owed to the Company;

(d) On September 30, 2019 and December 31, 2018, other receivables include $60,412 owed by Perkins Hsu Export Corporation.

(e) On September 30, 2019, due to related parties include $143,957 payable to Perkins Hsu Export Corporation.

On December 31, 2018, due to related parties include $36,644 payable to Perkins Hsu Export Corporation and $22,500 payable to Yilaime.

(f)	$3,069,050 and $2,169,590 deferred revenue-Yilaime;

(g)	$13,712 and 13,712 as accounts payable to Anhui Ao De Xin Modular Construction Technology Co., Ltd.

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

The Company is pursuing exportation and procurement of goods to African countries. The Company has entered into definitive procurement agreements with the following governmental entities in Kenya, Africa pursuant to the specific bid and approval procedures set forth by the particular administrative body for each the governmental entity. Most of the agreements disclosed by the Company are defined as “tenders,” or perhaps commonly referred to as “invoicing agreements,” where the scope of services and goods to be procured are set forth in governmental approval correspondence following meeting minutes, planning orders or committee hearings. The tenders were subsequently delivered to the Company for invoicing. Following invoicing, the governmental entity has a set period of time to pay under the invoice prior to performance of services by the Company. During the invoicing period, the Company prepares its staff and independent contractors to procure the proper goods or services required under the tender. The payment terms and conditions are set forth in the specific tenders, and thus the reader is directed to the agreements enclosed in the Company’s periodic filings for review. None of the specific tenders have been paid to the Company, but the Company believes that the agreements with the governmental entities above are valid and are in the process of payment.

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

Results of Operations for the Nine Months Ended September 30, 2019 and 2018

Our operating results for the nine months ended September 30, 2019 and 2018 are summarized as follows:

	Nine Months Ended
	September 30, 2019	September 30, 2018
Revenue	$3,407	$525,405
Cost of Revenues	$7,408	$255,029
Operating Expenses	$1,605,034	$1,478,748
Net Loss	$1,243,418	$790,941

Revenues

For the nine months ended September 30, 2019, the Company generated revenue of $3,407. The Company’s revenues came from licenses and fees. We can make no assurances that we will find commercial success in any of our revenue producing contracts. Our revenues, thus far, rely entirely on related parties. We are a new company and thus have very limited experience in sales expectations and forecasting. We also have not fully discovered any seasonality to our business as we began operations in the fourth quarter of 2016.

Operating Expenses

Our expenses for the nine months ended September 30, 2019 and 2018 are outlined in the table below:

	Nine Months Ended
	September 30, 2019	September 30, 2018
General and Administrative	$1,467,189	$1,255,876
Professional Fees	137,845	222,872
Total Operating Expenses	$1,605,034	$1,478,748

Our operating expenses are largely attributable to administrative expenses related to our reporting requirements as a public company and implementation of our business plan.

Net Loss

As a result of our operations, the Company reported net loss of $1,243,418 for the nine months ended September 30, 2019, an increase of $452,477 from the same period one year ago.

Liquidity and Capital Resources

Working Capital

	September 30, 2019 (Unaudited)	December 31, 2018
Current Assets	$4,030,311	$4,017,433
Current Liabilities	$3,384,494	$2,396,087
Working Capital	$645,817	$1,621,346

Cash Flow

	Nine Months Ended
	September 30, 2019	September 30, 2018
Net Cash Provided by (Used in) Operating Activities	$172,528	$(786,452)
Net Cash Used in Investing Activities	$10,659	$9,202
Net Cash Provided by Financing Activities	$—	$183,339
Increase (Decrease) in Cash	$161,869	$(609,315)

Cash Provided by (Used in) Operating Activities

We have $172,528 net cash provided by operating activities for the quarter ended September 30, 2019, compared to $786,452 in cash used in operating activities during the same period last year. The increase is cash provided by operating activities is mainly due to decrease in accounts receivable and increase in deferred revenue.

Cash Used in Investing Activities

For the nine months ended September 30, 2019 and 2018, we spent $10,659 and $9,202 on purchasing fixed assets, respectively.

Cash Provided by Financing Activities

We did not get proceeds from issuing stock in the nine months ended September 30, 2019. We received proceeds of $186,339 by issuing stock during the nine months ended September 30, 2018.

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

As described in Basis of Presentation in this Second Quarter Report for fiscal year 2019, the Company recently determined that a material weakness existed in the Firm's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) as of September 30, 2019. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

As a result of that determination, the Company's Chief Executive Officer and Chief Financial Officer have since concluded that the Firm's disclosure controls and procedures were not effective as of September 30, 2019.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 13, 2019, the United States Securities and Exchange Commission (“SEC”) filed a civil action in the United States District Court for the Eastern District of North Carolina against the Company, its sole officer and director, Alton Perkins, as well as several related parties, including Yilaime Corporation of NC, Yilaime Corporation of Nevada, Perkins Hsu Export Corporation, and a former employee of the related entities, Mabiala Phuati. The Alton and Xiang Mei Lin Perkins Family Trust is named as a “Relief Defendant.” The SEC alleges violations of the Company’s reporting obligations under Section 13(a) of the Securities Exchange Act of 1934 and Rules 12b-20, 13a-1, 13a-11, and 13a-13 promulgated thereunder. The allegations, in summary, stem from the Company’s reporting of two material contracts and the manner in which the Company reported revenue. The SEC alleges that the Company filed “materially false and/or misleading annual, periodic, and quarterly reports with the [SEC].” The SEC has alleged that Mr. Perkins aided and abetted these reporting violations.

The Company denies liability and is aggressively defending the allegations raised by the SEC. The Company does not believe that the action filed by the SEC will create any material impact on is business operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On October 24, 2019, the Company received correspondence from Dr. Patrick Njoroge, Governor of the Central Bank of Kenya (the “Bank”), updating the Company on the status of the Bank’s payment of the 42,461,987,000 Kenya Shillings (the “Open Account”). The correspondence stated “[The Bank] humbly request [sic] for time as an internal collection process has been initiated in order to facilitate the acquisition and dispatching of the funds to your account. We regret all the inconvenience caused and actions are being taken to remedy the situation.” The correspondence is attached here as an Exhibit.

The Open Account relates to twenty-one tenders issued by Kenyan governmental agencies as previously disclosed and identified in the Company’s Current Report on Form 8-K filed on July 5, 2018 and Amended Quarterly Report on Form 10-Q/A on May 20, 2019. The Company previously disclosed in its Amended Quarterly Report for the First Quarter of 2019 that it believed payment of the tenders would occur before July 1, 2019. The Company is working with the Kenyan government to facilitate payment of the Open Account pursuant to the tenders issued by the Kenyan governmental entities. AmericaTowne staff is in near daily contact with Kenyan Banking officials who have explained the situation pursuant to the attached Exhibit. Though AmericaTowne expects payment at any moment, the Company is not aware when or if the Bank will process and issue payment. The Company will update the public as additional information is provided.

Item 6. Exhibits.

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
99.1	Correspondence from Central Bank of Kenya	X

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

/s/Alton Perkins
AMERICATOWNE HOLDINGS, INC.
By: Alton Perkins
Its: Chairman of the Board, Chief
Executive Officer, Chief Financial Officer
Date: November 4, 2019

